Form 10QSB
period 1996-06-30
GLOBALINK INC
filed 1996-08-07
CIK 899679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -------
        Exchange Act of 1934

        For the quarterly period ended June 30, 1996 or

        Transition report pursuant to Section 13 or 15(d) of the Securities
- -------
        Exchange Act of 1934

        For the transition period from _________ to _________

                         Commission file number 33-60296

                                 Globalink, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   54-1473222
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

9302 Lee Highway, 12th Floor, Fairfax, VA                 22031
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (703) 273-5600


                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                            No

Registrant had 5,331,352 shares of common stock outstanding as of June 30, 1996.

                                 GLOBALINK, INC.

                                TABLE OF CONTENTS






Part I            Financial Information:                              Page No.


         Item 1.           Financial Statements

                           Balance Sheets as of June 30, 1996,
                             and December 31, 1995                        1

                           Statements of Operations for the Three
                             Months Ended June 30, 1996, and
                             June 30, 1995                                2

                           Statements of Operations for the Six
                             Months Ended June 30, 1996, and
                             June 30, 1995                                3

                           Statements of Cash Flows for the Six
                             Months Ended June 30, 1996, and
                             June 30, 1995                                4

                           Notes to Interim Financial Statements          5

         Item 2.           Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                                9



Part II           Other Information:

         Item 6.           Exhibits and Reports on Form 8-K              12



Item 1.  Financial Statements
                                               GLOBALINK, INC.
                                               BALANCE SHEETS

                                                                                 June 30,        December 31,
                                                                                   1996              1995
                                                                              ---------------   ---------------
ASSETS                                                                         (Unaudited)        (Audited)
  Current Assets:
                     Cash and cash equivalents                              $        138,832  $        819,846
                     Marketable securities                                           996,459         1,579,237
                     Accounts receivable, net of allowances of
                          $2,529,427 and $3,107,001                                8,442,644         7,180,600
                     Inventories                                                     735,493           585,350
                     Prepaid expenses and deposits                                   442,481           263,051
                     Other receivables                                                78,139            93,252
                                                                              ---------------   ---------------

                        Total Current Assets                                      10,834,048        10,521,336

   Equipment and Furniture, net of accumulated
        depreciation of $615,691 and $441,349                                        929,263           979,534

   Capitalized Software, net of accumulated
        amortization of $4,334,092 and $4,079,950                                    937,106           951,324
                                                                              ---------------   ---------------

                        Total Assets                                        $     12,700,417  $     12,452,194
                                                                              ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
                     Accounts payable - trade                               $      1,847,489  $      1,793,705
                     Accrued and other liabilities                                   863,488           795,749
                     Current portion of notes payable                                740,000           740,000
                                                                              ---------------   ---------------

                        Total Current Liabilities                                  3,450,977         3,329,454

   Long-Term Notes Payable                                                           268,889           388,889

   Deferred Rent                                                                      75,875            83,579

   Stockholders' Equity:
                     Common stock, $.01 par value, 20,000,000 shares
                           authorized, 5,331,352 and 5,304,017 shares
                           issued and outstanding                                     53,314            53,040
                     Additional paid-in capital                                   17,378,831        17,246,384
                     Accumulated deficit                                          (8,527,469)       (8,649,152)
                                                                              ---------------   ---------------

                        Total Stockholders' Equity                                 8,904,676         8,650,272
                                                                              ---------------   ---------------

                        Total Liabilities and Stockholders' Equity          $     12,700,417  $     12,452,194
                                                                              ===============   ===============

           The  accompanying  notes  are an  integral  part of these statements.

                                        1




                                               GLOBALINK, INC.
                                           STATEMENTS OF OPERATIONS

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                                   1996              1995
                                                                              ---------------   ---------------
                                                                               (Unaudited)       (Unaudited)

Product sales (net of returns and allowances)                               $      3,783,612  $      4,654,382
Translation service revenue                                                          328,799           161,545
                                                                              ---------------   ---------------
                                                                                   4,112,411         4,815,927
Costs and Expenses:
                   Cost of products sold                                             481,630           757,103
                   Amortization of capitalized software                              163,609           121,410
                   Direct labor and fringes                                          160,802            52,957
                   Development                                                       362,013           388,237
                   Selling, marketing and other                                    2,067,022         2,870,003
                   Administrative                                                    772,928           658,360
                                                                              ---------------   ---------------
                                                                                   4,008,004         4,848,070
                                                                              ---------------   ---------------

Earnings (Loss) From Operations                                                      104,407           (32,143)

                              Interest (expense) income, net                          (3,691)           39,104
                                                                              ---------------   ---------------

Earnings Before Income Taxes                                                         100,716             6,961

                              Income tax expense                                           0                 0
                                                                              ---------------   ---------------

Net Earnings                                                                $        100,716  $          6,961
                                                                              ===============   ===============

Earnings per common share                                                   $           0.02  $           0.00
                                                                              ===============   ===============

Average number of common shares and common share
   equivalents outstanding during the period                                       5,374,812         5,401,773
                                                                              ===============   ===============














           The  accompanying  notes  are an  integral  part of these statements.

                                        2





                                               GLOBALINK, INC.
                                           STATEMENTS OF OPERATIONS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   1996              1995
                                                                              ---------------   ---------------
                                                                               (Unaudited)       (Unaudited)

Product sales (net of returns and allowances)                               $      7,275,397  $      9,348,919
Translation service revenue                                                          479,333           369,646
                                                                              ---------------   ---------------
                                                                                   7,754,730         9,718,565
Costs and Expenses:
                   Cost of products sold                                             866,729         1,521,711
                   Amortization of capitalized software                              254,142           242,820
                   Direct labor and fringes                                          258,581           213,117
                   Development                                                       727,027           727,779
                   Selling, marketing and other                                    3,985,981         5,067,705
                   Administrative                                                  1,540,968         1,424,426
                                                                              ---------------   ---------------
                                                                                   7,633,428         9,197,558
                                                                              ---------------   ---------------

Earnings From Operations                                                             121,302           521,007

                              Interest income, net                                       381            83,927
                                                                              ---------------   ---------------

Earnings Before Income Taxes                                                         121,683           604,934

                              Income tax expense                                           0                 0
                                                                              ---------------   ---------------

Net Earnings                                                                $        121,683  $        604,934
                                                                              ===============   ===============

Earnings per common share                                                   $           0.02  $           0.11
                                                                              ===============   ===============

Average number of common shares and common share
   equivalents outstanding during the period                                       5,369,812         5,391,773
                                                                              ===============   ===============














           The  accompanying  notes  are an  integral  part of these statements.

                                        3




                                               GLOBALINK, INC.
                                           STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   1996              1995
                                                                              ---------------   ---------------
                                                                               (Unaudited)       (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                                              $        121,683  $        604,934
  Adjustments to reconcile net earnings to net cash
    used in operating activities
              Amortization of capitalized software                                   254,142           242,820
              Depreciation                                                           174,342            76,568
              Change in Assets and Liabilities
                   Increase in accounts receivable                                (1,262,044)       (1,501,224)
                   Increase in inventories                                          (150,143)         (228,882)
                   Increase in prepaid expenses and deposits                        (179,430)         (526,147)
                   Decrease in other receivables                                      15,113             6,794
                   Increase (decrease) in accounts payable                            53,784          (201,621)
                   Increase in accrued and other liabilities                          67,739           210,239
                   Decrease in deferred rent                                          (7,704)           (2,139)
                                                                              ---------------   ---------------

                             Total Adjustments                                    (1,034,201)       (1,923,592)
                                                                              ---------------   ---------------

                             Net cash used in operating activities                  (912,518)       (1,318,658)

Cash flows from investing activities
  Decrease in marketable securities                                                  582,778         1,724,948
  Increase in capitalized software                                                  (239,924)         (178,508)
  Capital expenditures for equipment and furniture                                  (124,071)         (350,611)
                                                                              ---------------   ---------------

                             Net cash provided by investing activities               218,783         1,195,829

Cash flows from financing activities
  Issuance of common stock                                                           132,721           161,173
  Repayment of debt                                                                 (120,000)           (9,722)
                                                                              ---------------   ---------------

                             Net cash provided by financing activities                12,721           151,451
                                                                              ---------------   ---------------

                             Net (decrease) increase in cash                        (681,014)           28,622

Cash and cash equivalents at beginning of period                                     819,846           503,367
                                                                              ---------------   ---------------

Cash and cash equivalents at end of period                                  $        138,832  $        531,989
                                                                              ===============   ===============


           The  accompanying  notes  are an  integral  part of these statements.

                                        4

                                 GLOBALINK, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 1996

NOTE A -- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 1995.

NOTE B -- Acquisition of MicroTac Software

On November 22, 1994, the stockholders of Globalink, Inc. (Globalink), and MicroTac Software, Inc. (MicroTac), approved the acquisition of MicroTac by Globalink (collectively referred to as the Company). The closing of the acquisition was executed on December 22, 1994, in a business combination accounted for as a pooling of interest. MicroTac, which developed and marketed foreign language translation software, became a wholly-owned subsidiary of Globalink through the exchange of 880,000 shares of Globalink's common stock for all the outstanding stock of MicroTac. The accompanying financial statements reflect the combined accounts of the companies for the periods presented, and financial statements for prior periods have been restated to give effect to the combination.

NOTE C -- Composition of Certain Financial Statement Captions

1.       Cash and Cash Equivalents

The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

2.       Marketable Securities

Marketable securities consist of U.S. Government debt securities which mature within one year. The Company classifies debt securities as held-to-maturity. Held-to-maturity securities are carried at amortized cost which equals estimated fair value.

3.       Inventories

Inventories consist of finished goods and work-in-process which are stated at the lower of first-in, first-out (FIFO) cost or market.

4.       Prepaid Expenses and Deposits

Prepaid expenses and deposits consist of prepaid advertising and brochures and other prepaid amounts. The Company expenses the costs of first-time advertising when the material is published. Prepaid advertising and brochures consist of advertising costs paid in advance of publication. Also included in prepaid advertising and brochures expense are the costs of developing various marketing and product materials for new software. These costs are expensed when the software is released.

5.       Equipment and Furniture

Equipment and furniture consist of office and other equipment and furniture and fixtures. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, ranging from three to seven years. The straight-line method of depreciation is followed for all assets for financial reporting purposes. Accelerated methods are used for tax purposes.

6.       Capitalized Software

The Company capitalizes certain initial software development costs and enhancements thereto incurred after technological feasibility has been demonstrated. To date, all products and enhancements thereto have utilized proven technology. Such capitalized amounts are amortized commencing with product introduction over the greater of the ratio of current gross revenue for a product to the total expected gross revenue over the life of that product, or the straight-line method over the remaining estimated economic life, ranging from three to six years. The unamortized capitalized costs by product are reduced to an amount not to exceed the future net realizable value by product at each balance sheet date.

8.       Accrued and Other Liabilities

Accrued and other liabilities consist of accrued salaries, commissions, payroll taxes and fringe benefits, accrued royalties and other accrued liabilities.

NOTE D - Employment Agreements

The Company has entered into employment agreements with three of its employees. The agreements are each for a three-year period commencing between March and November 1995 and will renew automatically for succeeding periods of 1 year unless sooner terminated. In the event the Company terminates without cause the employment of any of these employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation. The agreements contain a provision which triples certain amounts due in the event of a hostile takeover. The agreements also contain provisions for the accelerated vesting of options if certain defined changes to the composition of the Board of Directors should occur.

Note E - Warrants and Stock Options

1.       Warrants - Translator Associates

At December 31, 1994, the Company had outstanding warrants for a total of 5,247 shares of its common stock exclusively to Translator Associates Partners exercisable at a price of $.32 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The warrants became exercisable on December 29, 1989, and expire on December 29, 1999. During 1995, the original warrants representing 5,247 shares were exercised by Translator Associates. An additional 8,501 warrants were issued and exercised at $5.25 per share by Translator Associates under certain preemptive rights attached to the warrants. At December 31, 1995, there were no outstanding warrants to Translator Associates.

2.          Warrants - M.H. Meyerson and Company, Inc.

The Company had outstanding warrants to M.H. Meyerson for 50,000 units, each unit consisting of two shares of common stock and one common stock purchase option at $8.00 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The warrants were exercisable at $12.00 per unit for a five-year period, commencing in June 1994. The warrants and related options were exercised in June 1994 for a total of $1,000,000.

3.       Warrants - Other

The Company had outstanding 575,000 warrants to purchase one share of Common Stock at $8.00 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The warrants were redeemable by the Company for $.01 per warrant, upon thirty (30) days prior written notice, provided the average closing bid price of the Common Stock for ten (10) consecutive trading days ending not more than fifteen (15) days prior to the date of the redemption notice was $9.00 or more per share. As of March 1994, the average closing bid price of the Common Stock had been above $9.00 for more than ten (10) trading days. Accordingly, in April 1994, the Company exercised its right to call these warrants. The Company received $4,597,920 less related expenses of $34,439 from the exercise of 574,740 warrants. The remaining 260 warrants were redeemed at $.01 per warrant.

4.       Options - Other

At June 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 62,500 and 40,000 shares, respectively, of common stock to individuals at exercise prices ranging from $6.50 to $10.00 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options have a term of 5 years.

5.       Options - Officers and Directors

At June 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 409,000 and 416,000 shares, respectively, of common stock to current and previous officers of the Company at exercise prices ranging from $3.00 to $11.00 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options have a term of 5 years.

At June 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 40,000 shares of common stock to members of the Board of Directors at an exercise price of $4.00 per share under the Company's 1992 Directors' Non-Qualified Stock Option Plan. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options expire in December 1997.

At June 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 140,000 and 40,000 shares, respectively, of common stock to members of the Board of Directors at exercise prices ranging from $6.00 to $9.18 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options have a term of 5 years.

6.       Options - Employees

At June 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 264,600 and 270,800 shares of common stock, respectively, to certain employees of the Company at exercise prices ranging from $6.38 to $14.88 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options have a term of 5 years.

NOTE F - Export Sales

The Company sells software abroad through distributors, dealers and mail orders. During the six months ended June 30, 1996, export sales to France, Germany and Mexico totaled $2,079,000, $969,000 and $855,000, respectively, or approximately 27%, 12% and 11% of total sales, respectively. During the corresponding period in 1995, export sales to Canada totaled $951,000, or approximately 10% of total sales. Total export sales for the six months ended June 30, 1996 and 1995, were approximately $4,455,000 and $4,100,000, respectively. Substantially all sales are completed in U.S. Dollars. For those transactions completed in a foreign currency, the company has taken foreign exchange hedging positions to prevent any potential foreign currency exchange risk.

NOTE G - Concentration of Credit Risk

Due to the nature of the Company's business, sales to a few customers, primarily software distributors, have accounted for a significant percentage of the Company's sales. During the six months ended June 30, 1996, two customers accounted for 24% of total sales. During the corresponding period in 1995, one customer accounted for more than 13% of total sales. Accounts receivable at June 30, 1996, and December 31, 1995, include approximately $4,898,000 and $4,473,000, respectively, in amounts due from five customers.

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results

        of Operations

Results of Operations

The Registrant's net income for the three months ended June 30, 1996, was $101,000 compared to net income of $7,000 for the corresponding period in 1995. Revenues for the same three month period decreased 15% to $4,112,000 from $4,816,000. For the six months ended June 30, 1996, the net income was $122,000 compared to net income of $605,000 for the corresponding period in 1995.
Revenues for the same six month period decreased 20% to $7,755,000 from $9,719,000.

Product sales for the three months ended June 30, 1996, decreased 19% to $3,784,000 from $4,654,000 for the corresponding period in the prior year. For the six months ended June 30, 1996, product sales decreased 22% to $7,275,000 from $9,349,000 for the corresponding period in the prior year. The decrease is primarily due to the Company's increasing efforts to reduce distributor inventory  and align  sell-through  campaigns  with sales of  products  into the channels. The Company continues to open new distributor channels, increase growth in the existing distributor channels and pursue additional OEM opportunities. The Language Assistant Series Localized version and the Power Translator and Language Assistant Series versions for Windows in CD-ROM media have been the primary vehicle for sales to the Company's distributors and have been well accepted. In addition, the Company introduced Web Translator and Telegraph in March 1996, and Power Translator 6.0 in June 1996, which have also been well accepted and contributed to sales during the period ended June 30, 1996.

International sales for the three months ended June 30, 1996, increased 37% to $2,690,000 from $1,959,000 for the corresponding period in 1995. For the six months ended June 30, 1996, international sales increased 8% to $4,455,000 from $4,100,000 for the corresponding period in 1995. The primary exports have been to Europe, Canada, Mexico and Latin America. International sales have been attributable to further development of the Company's network of international distributors, along with additional OEM contracts entered into in Latin America and Europe.

Translation service revenue for the three months ended June 30, 1996, increased 103% to $329,000 from $162,000 for the corresponding period in the prior year. For the six months ended June 30, 1996, translation service revenue increased 30% to $479,000 from $370,000 for the corresponding period in 1995. The increase resulted from increased revenue generating efforts by the department's personnel who were previously concentrating on the translation of localized versions of the Company's new products.

Sales returns and allowances decreased to $1,723,000 for the six months ended June 30, 1996, compared to $1,896,000 for the corresponding period in 1995. The decrease is attributable to the decreased distribution sales. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continuously monitors these programs and makes appropriate accruals monthly to handle future distribution stock balancing. The following table shows the gross product sales, returns and net product sales for the periods indicated.

                                                  Six months ended June 30,
                                               1996                      1995
                                               ------------------------------
     Gross Product Sales                   $ 8,998,579              $11,244,562
     Returns                                (1,723,182)              (1,895,643)
                                           -------------------------------------
     Net Product Sales                     $ 7,275,397              $ 9,348,919
                                           -------------------------------------

Cost of products sold for the three months ended June 30, 1996, decreased 36% to $482,000 from $757,000 for the corresponding period in the prior year. For the six months ended June 30, 1996, cost of products sold decreased 43% to $867,000 from $1,522,000 for the corresponding period in the prior year. The decrease in cost of products sold was primarily due to decreased product sales along with decreased cost of certain packaging components and a shift in the mixture of products sold. This shift was both to the CD-ROM editions of the Power
Translator and the Language Assistant Series product lines and additional OEM contracts which contribute higher margins along with a decrease in the Language Computers which carried lower margins. Gross profit margin was 88% for the three months ended June 30, 1996, compared to 84% for the corresponding period in 1995. For the six months ended June 30, 1996, gross profit margin was 89% compared to 84% for the corresponding period in 1995. The increase in gross profit margin was directly attributable to the decrease in cost of products sold.

Amortization of capitalized software for the three months ended June 30, 1996, increased 35% to $164,000 from $121,000 for the corresponding period in the prior year. For the six months ended June 30, 1996, amortization of capitalized software increased 5% to $254,000 from $243,000 for the corresponding period in the prior year. The increase is due to the release of new products in 1996 for which previously capitalized development costs began to be amortized.

Direct labor and fringes, which principally include charges for independent and in-house translators within the translation services group, increased 204% for the three months ended June 30, 1996, to $161,000 from $53,000 for the corresponding period in 1995, as a result of the increased revenues for this group. For the six months ended June 30, 1996, direct labor and fringes increased 21% to $259,000 from $213,000 for the corresponding period in 1995. These expenses decreased from 58% to 54% as a percentage of Translation Services revenues. This decrease was primarily attributable to fluctuations in the number and relative size of jobs being performed, as the gross margin varies with the size of the job due to the fixed administrative tasks which still must be performed.

Product development expenses, which consist of the current cost of non-capitalizable development expenses, decreased 7% for the three months ended June 30, 1996, to $362,000 from $388,000 for the corresponding period in the prior year. For the six months ended June 30, 1996, product development expenses decreased less than 1% to $727,000 from $728,000 for the corresponding period in the prior year. The decrease was a result of the Company's completion of several new products resulting in reduced costs associated with certain outside consultants who were assisting in the development of those products.

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales, decreased 28%, or $803,000, to $2,067,000 for the three months ended June 30, 1996, from $2,870,000 for the corresponding period in 1995. For the six months ended June 30, 1996, selling, marketing and other expenses decreased 21%, or $1,082,000, to $3,986,000 from $5,068,000 for the corresponding period in 1995.
This decrease was primarily attributable to the decrease in revenues along with the Company's increased focus of fiscal resources on more effective promotion and advertising programs, particularly in print media and retail store promotions. In addition, the Company was increasing its sales force and instituting new incentive plans during the corresponding period in 1995 as it was expanding internationally into Europe, Canada, Mexico and Latin America. Other costs within this category, such as sales commissions, travel and other similar costs, are generally related to revenues and decreased accordingly.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the three months ended June 30, 1996, these expenses increased 17%, or $115,000, to $773,000 from $658,000 for the corresponding period in the prior year. For the six months ended June 30, 1996, these expenses increased 8%, or $117,000, to $1,541,000 from $1,424,000 for the corresponding period in the prior year. The increases occurred in the areas of payroll, travel, professional fees, business taxes and depreciation as a result of additional expenses incurred to support the growth of the Company.

Interest expense was $4,000 for the three months ended June 30, 1996, compared to interest income of $39,000 for the corresponding period in 1995. For the six months ended June 30, 1996, interest income decreased to less than $1,000 from $84,000 for the corresponding period in 1995. This decrease was due to interest expense incurred as a result of draws on the Company's revolving and equipment lines of credit. The previous interest income was attributable to short-term investments made by the Company after receiving the proceeds of the redemption of the warrants in May 1994.

Income Tax Expense

No provision for income taxes was required due to the Company's net operating loss carryforwards. Approximately $7,444,000 of net operating loss ("NOL") carryforwards existed at December 31, 1995. Accordingly, the NOL carryforwards at June 30, 1996, are sufficient to cover any potential income tax expense generated as a result of the earnings as reported.

Liquidity and Financial Resources

The Company anticipates that the net proceeds from the exercise of the warrants, together with cash flow from operations, existing cash balances, and periodic borrowings under the Company's bank line of credit will be adequate to meet the Company's expected cash requirements through 1996. In addition, the Company has received and is considering a number of offers for an equity placement to raise up to $5,000,000 in additional capital to be used for the funding of marketing and sales programs directed at the introduction of the Company's new products. The Board of Directors has instructed the Executive Committee and certain officers of the Company to investigate these various financing options and make a recommendation for final selection.

While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the company anticipates that its operating and product development activities may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal.

The Company has secured a $2,000,000 revolving short-term line of credit, a $2,000,000 revolving intermediate line of credit and a $750,000 equipment line of credit with First Union National Bank. As of June 30, 1996, there was a $500,000 loan balance outstanding under the revolving intermediate line, which is being used to bridge cash needs between maturity dates of its short-term investments. The Company has borrowed $720,000 under the equipment line to pay off prior financing of equipment purchases and to finance additional equipment purchases.

Other than as discussed above, the Company is not aware of any known trends, or uncertainties, that have had or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits

                  None.

         b.       Reports on Form 8-K

                  None.

SIGNATURES





         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                GLOBALINK, INC.
                                                 (Registrant)





Date: August 7, 1996                     By: /s/Ronald W. Johnston
      --------------                         --------------------------
                                             Ronald W. Johnston
                                             Chief Operating Officer
                                             (Chief Accounting Officer)