Form 10QSB
period 1996-09-30
GLOBALINK INC
filed 1996-11-08
CIK 899679

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----------
             Exchange Act of 1934

             For the quarterly period ended September 30, 1996 or

___________  Transition report pursuant to Section 13 or 15(d) of the Securities

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

Yes  X                                                            No

Registrant had 5,341,352 shares of common stock outstanding as of September 30, 1996.

                                 GLOBALINK, INC.

                                TABLE OF CONTENTS






Part I            Financial Information:                               Page No.


         Item 1.           Financial Statements

                           Balance Sheets as of September 30, 1996,
                             and December 31, 1995                        1

                           Statements of Operations for the Three
                             Months Ended September 30, 1996, and
                             September 30, 1995                           2

                           Statements of Operations for the Nine
                             Months Ended September 30, 1996, and
                             September 30, 1995                           3

                           Statements of Cash Flows for the Nine
                             Months Ended September 30, 1996, and
                             September 30, 1995                           4

                           Notes to Interim Financial Statements          5

         Item 2.           Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                   9



Part II           Other Information:

         Item 6.           Exhibits and Reports on Form 8-K               12


Item 1.  Financial Statements
                                             GLOBALINK, INC.
                                             BALANCE SHEETS

                                                                            September 30,    December 31,
                                                                                1996             1995
                                                                           --------------    --------------
ASSETS                                                                      (Unaudited)        (Audited)

  Current Assets:
                     Cash and cash equivalents                           $        52,048   $       819,846
                     Marketable securities                                       400,000         1,579,237
                     Accounts receivable, net of allowances of
                          $2,043,885 and $3,107,001                            9,980,578         7,180,600
                     Inventories                                                 711,257           585,350
                     Prepaid expenses and deposits                               356,973           263,051
                     Other receivables                                           124,442            93,252
                                                                           --------------    --------------

                        Total Current Assets                                  11,625,298        10,521,336

   Equipment and Furniture, net of accumulated
        depreciation of $709,631 and $441,349                                    917,620           979,534

   Capitalized Software, net of accumulated
        amortization of $4,518,165 and $4,079,950                                854,513           951,324
                                                                           --------------    --------------

                        Total Assets                                     $    13,397,431   $    12,452,194
                                                                           ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
                     Accounts payable - trade                            $     2,078,844   $     1,793,705
                     Accrued and other liabilities                               849,141           795,749
                     Current portion of notes payable                          1,279,000           740,000
                                                                           --------------    --------------

                        Total Current Liabilities                              4,206,985         3,329,454

   Long-Term Notes Payable                                                       283,639           388,889

   Deferred Rent                                                                  71,083            83,579

   Stockholders' Equity:
                     Common stock, $.01 par value, 20,000,000 shares
                           authorized, 5,341,352 and 5,304,017 shares
                           issued and outstanding                                 53,414            53,040
                     Additional paid-in capital                               17,408,731        17,246,384
                     Accumulated deficit                                      (8,626,421)       (8,649,152)
                                                                           --------------    --------------

                        Total Stockholders' Equity                             8,835,724         8,650,272
                                                                           --------------    --------------

                        Total Liabilities and Stockholders' Equity       $    13,397,431   $    12,452,194
                                                                           ==============    ==============

                The accompanying notes are an integral part of these statements.









                                             GLOBALINK, INC.
                                         STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                               1996              1995
                                                                           --------------    --------------
                                                                            (Unaudited)       (Unaudited)


Product sales (net of returns and allowances)                            $     3,650,517   $     3,496,629
Translation service revenue                                                      540,176           172,336
                                                                           --------------    --------------
                                                                               4,190,693         3,668,965
Costs and Expenses:
                   Cost of products sold                                         496,963           642,016
                   Amortization of capitalized software                          184,073            44,130
                   Direct labor and fringes                                      287,642           108,959
                   Development                                                   347,477           465,460
                   Selling, marketing and other                                2,093,365         2,948,630
                   Administrative                                                864,187           749,096
                                                                           --------------    --------------
                                                                               4,273,707         4,958,291
                                                                           --------------    --------------

Loss From Operations                                                             (83,014)       (1,289,326)

                              Interest (expense) income, net                     (15,938)           16,802
                                                                           --------------    --------------

Loss Before Income Taxes                                                         (98,952)       (1,272,524)

                              Income tax expense                                       0                 0
                                                                           --------------    --------------

Net Loss                                                                 $       (98,952)  $    (1,272,524)
                                                                           ==============    ==============

Loss per common share                                                    $         (0.02)  $         (0.24)
                                                                           ==============    ==============

Average number of common shares and common share
   equivalents outstanding during the period                                   5,341,352         5,300,702
                                                                           ==============    ==============















                The accompanying notes are an integral part of these statements.

                                              2






                                             GLOBALINK, INC.
                                         STATEMENTS OF OPERATIONS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               1996              1995
                                                                           --------------    --------------
                                                                            (Unaudited)       (Unaudited)


Product sales (net of returns and allowances)                            $    10,925,914   $    12,845,548
Translation service revenue                                                    1,019,509           541,982
                                                                           --------------    --------------
                                                                              11,945,423        13,387,530
Costs and Expenses:
                   Cost of products sold                                       1,363,692         2,163,727
                   Amortization of capitalized software                          438,215           286,950
                   Direct labor and fringes                                      546,223           322,076
                   Development                                                 1,074,504         1,193,239
                   Selling, marketing and other                                6,079,346         8,016,335
                   Administrative                                              2,405,155         2,173,522
                                                                           --------------    --------------
                                                                              11,907,135        14,155,849
                                                                           --------------    --------------

Earnings (Loss) From Operations                                                   38,288          (768,319)

                              Interest (expense) income, net                     (15,557)          100,729
                                                                           --------------    --------------

Earnings (Loss) Before Income Taxes                                               22,731          (667,590)

                              Income tax expense                                       0                 0
                                                                           --------------    --------------

Net Earnings (Loss)                                                      $        22,731   $      (667,590)
                                                                           ==============    ==============

Earnings (loss) per common share                                         $          0.00   $         (0.13)
                                                                           ==============    ==============

Average number of common shares and common share
   equivalents outstanding during the period                                   5,340,876         5,289,591
                                                                           ==============    ==============















                The accompanying notes are an integral part of these statements.

                                              3






                                             GLOBALINK, INC.
                                         STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               1996              1995
                                                                           --------------    --------------
                                                                            (Unaudited)       (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings (loss)                                                    $        22,731   $      (667,590)
  Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities
              Amortization of capitalized software                               438,215           286,950
              Depreciation                                                       268,282           186,863
              Change in Assets and Liabilities
                   Increase in accounts receivable                            (2,799,978)         (964,533)
                   Increase in inventories                                      (125,907)          (63,547)
                   Increase in prepaid expenses and deposits                     (93,922)         (109,328)
                   (Increase) decrease in other receivables                      (31,190)           16,160
                   Increase (decrease) in accounts payable                       285,139          (435,617)
                   Increase in accrued and other liabilities                      53,392           162,406
                   Decrease in deferred rent                                     (12,496)           (3,790)
                                                                           --------------    --------------

                             Total Adjustments                                (2,018,465)         (924,436)
                                                                           --------------    --------------

                             Net cash used in operating activities            (1,995,734)       (1,592,026)

Cash flows from investing activities
  Decrease in marketable securities                                            1,179,237         2,051,756
  Increase in capitalized software                                              (341,404)         (292,348)
  Capital expenditures for equipment and furniture                              (206,368)         (460,997)
                                                                           --------------    --------------

                             Net cash provided by investing activities           631,465         1,298,411

Cash flows from financing activities
  Issuance of common stock                                                       162,721           161,173
  Proceeds from issuance of debt                                                 433,750           858,889
                                                                           --------------    --------------

                             Net cash provided by financing activities           596,471         1,020,062
                                                                           --------------    --------------

                             Net (decrease) increase in cash                    (767,798)          726,447

Cash and cash equivalents at beginning of period                                 819,846           503,367
                                                                           --------------    --------------

Cash and cash equivalents at end of period                               $        52,048   $     1,229,814
                                                                           ==============    ==============



                The accompanying notes are an integral part of these statements.

                                              4

                                 GLOBALINK, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE A -- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 1995.

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

NOTE D - Employment Agreements

The Company has entered into employment agreements with four of its employees. The agreements are each for a three-year period commencing between March 1995 and June 1996 and will renew automatically for succeeding periods of 1 year unless sooner terminated. In the event the Company terminates without cause the employment of any of these employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation. The agreements contain a provision which triples certain amounts due in the event of a hostile takeover. The agreements also contain provisions for the accelerated vesting of options if certain defined changes to the composition of the Board of Directors should occur.

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

4.       Options - Other

At September 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 62,500 and 40,000 shares, respectively, of common stock to individuals at exercise prices ranging from $6.50 to $10.00 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options have a term of 5 years.

5.       Options - Officers and Directors

At September 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 569,000 and 416,000 shares, respectively, of common stock to current and previous officers of the Company at exercise prices ranging from $3.00 to $11.00 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options have a term of 5 years.

At September 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 40,000 shares of common stock to members of the Board of Directors at an exercise price of $4.00 per share under the Company's 1992 Directors' Non-Qualified Stock Option Plan. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options expire in December 1997.

At September 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 140,000 and 40,000 shares, respectively, of common stock to members of the Board of Directors at exercise prices ranging from $6.00 to $9.18 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options have a term of 5 years.

6.       Options - Employees

At September 30, 1996, and December 31, 1995, the Company had outstanding options to purchase 275,350 and 270,800 shares of common stock, respectively, to certain employees of the Company at exercise prices ranging from $6.38 to $14.88 per share. At the date of grant, the exercise price approximated or was greater than the fair market value of the shares at that time. The options have a term of 5 years.

NOTE F - Export Sales

The Company sells software abroad through distributors, dealers and mail orders. During the nine months ended September 30, 1996, export sales to France and Germany totaled $2,096,000 and $1,529,000, respectively, or approximately 18% and 13% of total sales, respectively. During the corresponding period in 1995, export sales to Germany totaled $1,748,000 or approximately 13% of total sales. Total export sales for the nine months ended September 30, 1996 and 1995, were approximately $6,427,000 and $6,034,000, respectively. Substantially all sales are completed in U.S. Dollars. For those transactions completed in a foreign currency, the company has taken foreign exchange hedging positions to prevent any potential foreign currency exchange risk.

NOTE G - Concentration of Credit Risk

Due to the nature of the Company's business, sales to a few customers, primarily software distributors, have accounted for a significant percentage of the Company's sales. During the nine months ended September 30, 1996, three customers accounted for 38% of total sales. During the corresponding period in 1995, one customer accounted for more than 14% of total sales. Accounts receivable at September 30, 1996, and December 31, 1995, include approximately $6,499,000 and $4,473,000, respectively, in amounts due from five customers.

Note H - Subsequent Event

In an October 1996 private placement the Company sold three Prepaid Warrants at $500,000 each for a total consideration of $1,500,000. Each Prepaid Warrant is convertible into common shares of the Company to be determined by dividing (x) the exercise amount by (y) the lower of (1) the arithmetic average of the closing price of the common stock on the five consecutive trading days immediately preceding the exercise date or (2) the closing bid price on the trading date prior to the closing date. The three Prepaid Warrants may be converted on the ninetieth, one hundred twentieth and one hundred fiftieth day following the closing date, respectively. The purchaser will also receive additional warrants to purchase common shares equal to 10% of the number of shares received upon conversion of the Prepaid Warrants. In connection with the private placement, Tanner Unman Securities, Inc., the placement agent, received warrants to purchase 20,000 common shares of the Company.

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant's net loss for the three months ended September 30, 1996, was $99,000 compared to a net loss of $1,273,000 for the corresponding period in 1995. Revenues for the same three month period increased 14% to $4,191,000 from $3,669,000. For the nine months ended September 30, 1996, the net income was $23,000 compared to a net loss of $668,000 for the corresponding period in 1995. Revenues for the same nine month period decreased 11% to $11,945,000 from $13,388,000.

Product sales for the three months ended September 30, 1996, increased 4% to $3,651,000 from $3,497,000 for the corresponding period in the prior year. For the nine months ended September 30, 1996, product sales decreased 15% to $10,926,000 from $12,846,000 for the corresponding period in the prior year. The decrease is primarily due to the Company's increasing efforts to reduce distributor inventory and align sell-through campaigns with sales of products into the channels. The Company continues to open new distributor channels, increase growth in the existing distributor channels and pursue additional OEM opportunities. The Language Assistant Series Localized version and the Power Translator and Language Assistant Series versions for Windows in CD-ROM media have been the primary vehicle for sales to the Company's distributors and have been well accepted. In addition, the Company introduced Web Translator and Telegraph in March 1996 and Power Translator 6.0 in June 1996 which have also been well accepted and contributed to sales during the period ended September 30, 1996.

International sales for the three months ended September 30, 1996, decreased 1% to $1,915,000 from $1,934,000 for the corresponding period in 1995. For the nine months ended September 30, 1996, international sales increased 6% to $6,427,000 from $6,034,000 for the corresponding period in 1995. The primary exports have been to Europe, Canada, Mexico and Latin America. International sales have been attributable to further development of the Company's network of international distributors, along with additional OEM contracts entered into in Latin America and Europe. The Company has also shifted its focus in Europe away from the exclusive use of key major distributors towards smaller, more active, second tier distributors who are better able to promote and sell its products into the retail channel of their respective geographical locations.

Translation service revenue for the three months ended September 30, 1996, increased 213% to $540,000 from $172,000 for the corresponding period in the prior year. For the nine months ended September 30, 1996, translation service revenue increased 88% to $1,020,000 from $542,000 for the corresponding period in 1995. The increase resulted from increased revenue generating efforts by the department's personnel who were previously concentrating on the translation of localized versions of the Company's new products. In addition, the department has increased its focus on obtaining larger jobs and establishing long term projects with its customers.

Sales returns and allowances increased to $3,114,000 for the nine months ended September 30, 1996, compared to $2,680,000 for the corresponding period in 1995. The increase is attributable to the Company's continuing efforts to reduce distributor inventory and align sell-through campaigns with sales of products into the channels. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continuously monitors these programs and makes appropriate accruals monthly to handle future distribution stock balancing. The following table shows the gross product sales, returns and net product sales for the periods indicated.

                                                                      Nine months ended September 30,
                                                                      1996                      1995
                                                                  --------------------------------------

     Gross Product Sales                                          $ 14,040,122              $ 15,525,774
     Returns                                                        (3,114,208)               (2,680,226)
                                                                  --------------------------------------
     Net Product Sales                                            $ 10,925,914              $ 12,845,548
                                                                  --------------------------------------

Cost of products sold for the three months ended September 30, 1996, decreased 22% to $497,000 from $642,000 for the corresponding period in the prior year. For the nine months ended September 30, 1996, cost of products sold decreased 37% to $1,364,000 from $2,164,000 for the corresponding period in the prior year. The decrease in cost of products sold was primarily due to decreased product sales along with decreased cost of certain packaging components and a shift in the mixture of products sold. This shift was both to the CD-ROM editions of the Power Translator and the Language Assistant Series product lines and additional OEM contracts which contribute higher margins along with a decrease in the Language Computers which carried lower margins. Gross profit margin was 88% for the three months ended September 30, 1996, compared to 83% for the corresponding period in 1995. For the nine months ended September 30, 1996, gross profit margin was 89% compared to 84% for the corresponding period in 1995. The increase in gross profit margin was directly attributable to the decrease in cost of products sold.

Amortization of capitalized software for the three months ended September 30, 1996, increased 317% to $184,000 from $44,000 for the corresponding period in the prior year. For the nine months ended September 30, 1996, amortization of capitalized software increased 53% to $438,000 from $286,000 for the corresponding period in the prior year. The increase is due to the release of new products in 1996 for which previously capitalized development costs began to be amortized.

Direct labor and fringes, which principally include charges for independent and in-house translators within the translation services group, increased 164% for the three months ended September 30, 1996, to $288,000 from $109,000 for the corresponding period in 1995, as a result of the increased revenues for this group. For the nine months ended September 30, 1996, direct labor and fringes increased 70% to $546,000 from $322,000 for the corresponding period in 1995. These expenses decreased from 59% to 54% as a percentage of Translation Services revenues. This decrease was primarily attributable to fluctuations in the number and relative size of jobs being performed, as the gross margin varies with the size of the job due to the fixed administrative tasks which still must be performed.

Product development expenses, which consist of the current cost of non-capitalizable development expenses, decreased 25% for the three months ended September 30, 1996, to $347,000 from $465,000 for the corresponding period in the prior year. For the nine months ended September 30, 1996, product development expenses decreased 10% to $1,075,000 from $1,193,000 for the corresponding period in the prior year. The decrease was a result of the Company's completion of several new products resulting in reduced costs associated with certain outside consultants who were assisting in the development of those products.

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales, decreased 29%, or $856,000, to $2,093,000 for the three months ended September 30, 1996, from $2,949,000 for the corresponding period in 1995. For the nine months ended September 30, 1996, selling, marketing and other expenses decreased 24%, or $1,937,000, to $6,079,000 from $8,016,000 for the corresponding period in 1995. This decrease was primarily attributable to the decrease in revenues along with the Company's increased focus of fiscal resources on more effective promotion and advertising programs, particularly in print media and retail store promotions. In addition, the Company was increasing its sales force and instituting new incentive plans during the corresponding period in 1995 as it was expanding internationally into Europe, Canada, Mexico and Latin America. Other costs within this category, such as sales commissions, travel and other similar costs, are generally related to revenues and decreased accordingly.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the three months ended September 30, 1996, these expenses increased 15%, or $115,000, to $864,000 from $749,000 for the corresponding period in the prior year. For the nine months ended September 30, 1996, these expenses increased 11%, or $231,000, to $2,405,000 from $2,174,000 for the corresponding period in the prior year. The increases occurred in the areas of payroll, travel, professional fees, business taxes and depreciation as a result of additional expenses incurred to support the growth of the Company.

Interest expense was $16,000 for the three months ended September 30, 1996, compared to interest income of $17,000 for the corresponding period in 1995. For the nine months ended September 30, 1996, interest expense was $16,000 compared to interest income of $101,000 for the corresponding period in 1995. This was due to interest expense incurred as a result of draws on the Company's revolving and equipment lines of credit. The previous interest income was attributable to short-term investments made by the Company after receiving the proceeds of the redemption of the warrants in May 1994.

Income Tax Expense

No provision for income taxes was required due to the Company's net operating loss carryforwards. Approximately $7,444,000 of net operating loss ("NOL") carryforwards existed at December 31, 1995. Accordingly, the NOL carryforwards at September 30, 1996, are sufficient to cover any potential income tax expense generated as a result of the earnings as reported.

Liquidity and Financial Resources

The Company anticipates that the net proceeds from the private placement in October 1996, together with cash flow from operations, existing cash balances, and periodic borrowings under the Company's bank line of credit will be adequate to meet the Company's expected cash requirements through 1996. In addition, the Company has received and is considering a number of offers for an equity placement to raise up to $5,000,000 in additional capital to be used for the funding of marketing and sales programs directed at the introduction of the Company's new products. The Board of Directors has instructed the Executive Committee and certain officers of the Company to investigate these various financing options and make a recommendation for final selection.

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

The Company has secured a $2,000,000 revolving short-term line of credit, a $2,000,000 revolving intermediate line of credit and a $750,000 equipment line of credit with First Union National Bank. As of September 30, 1996, there was a $1,000,000 loan balance outstanding under the revolving intermediate line, which is being used to bridge cash needs between maturity dates of its short-term investments. The Company has borrowed $563,000 under the equipment line to pay off prior financing of equipment purchases and to finance additional equipment purchases.

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



                                                      GLOBALINK, INC.
                                                       (Registrant)




Date:  November 8, 1996                   By:  /s/Ronald W. Johnston
       ----------------                        -------------------------------
                                               Ronald W. Johnston
                                               Chief Operating Officer
                                               (Acting Chief Financial Officer)