Form 10KSB
period 1996-12-31
GLOBALINK INC
filed 1997-03-20
CIK 899679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   X  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
------
      1934 for the fiscal year ended: December 31, 1996
                                      -----------------

______Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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


Securities registered pursuant to Section 12(b) of the Exchange Act:Common Stock Securities registered pursuant to Section 12(g) of the Exchange Act:none

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X                                                            No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


 State the issuer's revenues for the most recent fiscal year:   $13,976,000
 State the aggregate market value of the voting stock held by non-affiliates of the registrant: $14,688,366 based on the closing price on February 28, 1997.

 Indicate the number of shares outstanding of each of the issuer's classes of common equity: Common Stock, par value $.01 per share --
                   5,528,230 as of February 28, 1997.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996, are incorporated by reference into Part III hereof.

Portions of the Registrant's Registration Statement number 33-60296 filed with the Securities and Exchange Commission on Form SB-2 are incorporated by reference into Part IV hereof.

                                 GLOBALINK, INC.
                                TABLE OF CONTENTS


                          Annual Report on Form 10-KSB
                   For the Fiscal Year ended December 31, 1996


Part I                                                                Page No.

Item 1     Business...............................................         3

Item 2     Properties.............................................        11

Item 3     Legal Proceedings......................................        11

Item 4     Submission of Matters to a Vote of Security Holders....        11

Item 4(a)  Directors and Executive Officers of the Registrant.....        11


Part II

Item 5     Market for Registrant's Common Equity and Related
           Stockholder's Matters..................................        14

Item 6     Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................        15

Item 7     Financial Statements and Supplementary Data............        20

Item 8     Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure...............................        20

Part III

Item 9     Directors, Executive Officers of the Registrant........        21

Item 10    Executive Compensation.................................        21

Item 11    Security Ownership of Certain  Beneficial Owners and
           Management.............................................        21

Item 12    Certain Relationships and Related Transactions.........        21


Part IV

Item 13    Exhibits and Reports on Form 8-K ......................        22

                                  PART I

ITEM 1     BUSINESS


The Company

Globalink, Inc. ("Globalink" or "the Company") is a leading provider of products and services that help businesses and individuals overcome language barriers. The Company designs, develops, publishes, markets, and supports translation and language learning software; and provides professional translation services through the Globalink Translation Services Division and the Globalink Translation Alliance. With an extensive range of software and service offerings, Globalink helps corporations, government agencies, large organizations, students, educators and small businesses solve language problems. The Company currently markets bi-directional software for creating draft translations between English and French, German, Italian, Portuguese and Spanish, as well as language learning software for English, French, German and Spanish. The Company continues to develop new generations of its core translation technology while also bringing new applications of that technology and related technologies to market, providing advanced and affordable translation software and language learning software for its customers.

The Company also offers professional translation services through its worldwide network of preferred translators. Some of the materials routinely translated include: Web Sites, software user guides, technical manuals, proposals, legal contracts, business correspondence, advertising and marketing materials, newsletters, employee handbooks, and more. These services focus on translating documents in a time sensitive production environment designed to meet the needs of the Company's domestic and international client base.


Background

As the global economy has continued to expand, so too has the need to share information. As post-industrial economies are transforming into information economies, data is increasingly a key asset. Timely access to pertinent information is essential for the "knowledge workers" of these new economies. The growth of the Internet has played a significant role in this new wave of information processing. E-mail messages, Web sites, and HTML and word processing documents are rapidly becoming international in the audience they address, as they are disseminated over the Internet. While the Internet enables the flow of information across national and cultural boundaries, communication still requires overcoming the language barrier. As a leading provider of machine translation technology, the Company sees growth opportunities in providing tools to enable communication. Machine translation, also known as "MT," is the process of converting text from one language to another with a computer. Today, most translations are still performed by humans. However, demand for translations is already beginning to outpace supply, and as more information is digitally created and transmitted, alternative translation methods will play a larger role.

The introduction of powerful new personal computers and workstations has helped this trend, by allowing the development of PC-based MT functions that had previously been mainframe dependent. The widespread acceptance of these powerful new personal computers, and their increasing use as communication devices, has rapidly increased demand for low-cost, PC-based MT software.

Machine Translation (MT) Technology

MT is an early  application  of  natural-language  processing  research.  Unlike software that merely looks up words in a dictionary, MT applications grammatically analyze the original language text (the Source Language) and automatically generate corresponding text in the Target Language (the translated text). The input to the software application is the text of the Source Language. The output is the text of the Target Language which may be displayed on-screen, printed (with or without the corresponding Source Language text), e-mailed, posted on a Web site, etc.


Globalink's Products -- Core Technology

Globalink translation software products (The Globalink Language Assistant Series(TM), Globalink Power Translator(R), Power Translator(R) Pro and Globalink Web Translator(TM)) provide high-speed, computer-assisted draft translations for a wide range of applications. When used with customized Subject Dictionaries, Globalink translation software will create acceptable draft translations of scientific, technical, or commercial texts. The texts must be clearly written in the Source Language and use grammatically correct, declarative sentences. The Company's software is not intended for use in translating literary works or poetry.

The Globalink approach is based fundamentally on linguistic and machine translation algorithms. The language the user is translating from is the Source Language. The language the user is translating into is the Target Language. For example, if one has a German text to be translated into English, German would be the Source Language and English the Target Language.

The translation dictionaries are lexical databases, or "lexicons." They list terms in the Source Language with their appropriate translation in the Target Language.

The translation program translates the original text into the selected language, utilizing the machine translation dictionaries as lexical databases. Users can translate entire documents with a single command, or translate selections from the document or single sentences. Documents can be created using the built-in editor of the program, or can be imported from most popular word processors, using import filters that retain formatting. In addition, The Language Assistant Series, Power Translator (version 6) and Power Translator Pro allow you to use the program from within your word processor (Word for Windows). Similarly, Web Translator lets you translate Web pages from within the browser as you surf the Internet. In addition, with the Translation Utility (a feature of Power Translator 6 and Power Translator Pro), it's easy to translate e-mail messages in popular e-mail packages (such as Microsoft Mail).

All Globalink translation programs are designed to be user-friendly and to generate quality draft translations. End users can add new terms to the dictionaries or modify existing terms. They can also create special Subject Dictionaries or purchase them from Globalink. The texts are displayed in a split screen, facilitating review of the source text and the target text. The built in editor, with special features for accented and foreign character entry, make it easy to edit translations on-screen. During the editing process, end users have access to alternative translations for terms that have been translated or access to synonyms for terms in the Source Language that would result in more accurate translations.

Special Translation Algorithms will perform multiple translations of a word in a sentence based on parts of speech (noun, verb, adjective). Other translation features include: component analysis of German compound nouns, the disambiguation of terms with multiple parts of speech, automatic inflection of semantic units, and other automatic grammatical functions.

The software products also contain a special reference component that will display parts of speech, translations and other grammatical information for any term in the dictionary.


Market Strategy

Globalink's objective is to become the world's leading provider of translation and language solutions. The Company's target market areas are professional, governmental, educational, industry, and consumer mass markets. Globalink translation software products are designed to emphasize quality translation, adaptability to the end user, integration with market-leading applications (such as Web browsers, e-mail packages and word processors) and affordability, thus creating mass marketing potential.

Current Globalink products and others under development are available on a wide variety of computer platforms including IBM PCs and compatibles under Windows and Macintosh(R) operating systems. The products are designed for high productivity translation or for rapid draft translations. The Company's products are priced for high-end professional users as well as for general consumers. The Company plans to continue to broaden its product offerings with more language pairs and enhancements to its existing products.

The  Company  sells  its  products  and  services  primarily  through  worldwide non-exclusive distributor/dealer channels. All distributors have agreed to purchase inventory of products upon execution of their respective distributor agreements. The Company is broadening its distribution through expansion of its distribution/dealer channels, direct sales efforts nationally, original equipment manufacturer agreements (OEM) and extensive promotional programs.


Products

     Current Products

          Globalink Power Translator(R) 6.0 - Globalink Power Translator 6.0 is the Company's newest product for US and Canadian markets, and raises the bar significantly by offering tremendous value at an aggressive price. The product creates draft translations of documents, e-mail, Web pages and more. With four languages in one box--Spanish, French, German and Italian--it is easy to translate text to and from English. Globalink Power Translator 6 customers can create new documents, import files from other applications, or install it to work within Microsoft Word. Globalink Power Translator 6 also includes: a utility for translating within e-mail applications, a special version of Globalink Web Translator(TM) (see below), and a Conversation utility. Advanced features allow the user to create, prioritize and modify dictionaries; edit documents interactively; and look up or inflect words. Globalink Power Translator 6 is based on Globalink Barcelona(TM) technology and runs on Windows 95 or NT systems.

          Globalink Power Translator 5.1 - Is a similar product to Globalink Power Translator 6.0 (above), but is for Windows 3.1 systems. The product includes three language pairs--English to and from French, German and Italian.

          Globalink Web Translator(TM) - The only browser add-on for translating French, German and Spanish Web sites into English. Users can research companies and markets, plan a vacation, broaden their horizons, or just have fun. The product applies the Company's core MT technology to business tasks such as finding and understanding information from news bureaus, resorts, embassies, libraries, museums, and more. Translations are draft-quality, providing an understandable translation of the foreign language site. Translated pages maintain all hotlinks, graphics, and formatting of the original pages. Globalink Web Translator works with Netscape Navigator 2.0 and Microsoft Internet Explorer 3.0 and translates while on-line so users do not have to exit their browser. Versions for Italian to and from English and Portuguese (Brazilian) to and from English are also available. Runs on Windows 3.1, Windows 95 or Windows NT.

          Globalink Language Assistant - This product is targeted at consumers purchasing software through traditional (e.g. superstores) and emerging (such as mass merchants) retail outlets. The low price point and appealing feature set make the product perfect for students, travelers, pen pals, and home computer users. Globalink Language Assistant is useful to translate letters, articles, recipes, travel brochures, bulletins and more. A complete suite of reference tools gives users instant help when writing, studying, or translating. Globalink Language Assistant products have extensive grammar help, including an on-line grammar "reference book" to help users get better translation quality. There are also bilingual dictionaries which can easily be customized by adding new words and phrases, or by modifying existing entries. Finally, for writing in a foreign language or entering new foreign words to dictionaries, the program contains an accented character utility. And with the Deluxe CD-ROM editions, users can play back sentences, paragraphs, or entire documents in either language supported by each Globalink Language Assistant. Languages available are English to and from French, German, Italian or Spanish. Runs on Windows 3.1, Windows 95, Windows NT or Macintosh.

          Globalink Talk to Me(TM) - In response to market demand and customer requests for language learning titles, Globalink released Talk to Me. Just as MT software helps customers to overcome language barriers by producing draft translations, language learning software helps users bridge the language gap by developing foreign language skills. Globalink Talk to Me is published in conjunction with Auralog, a privately held French company. The program was developed in conjunction with leading educational institutions in Europe, including the Sorbonne, the University of Bristol and the Goethe Institute.

          Speaking a foreign language like a native is one thing. Understanding what native speakers are saying is quite another. Globalink Talk to Me is the one interactive language learning program that does both: teaches users how to listen and to talk. Using unique speech recognition technology, Globalink Talk to Me lets users actually see voiceprints of native speakers, then record a voiceprint of their own pronunciation. Through imitation, repetition and comparison, users can perfect their pronunciation. At the same time, the program helps to train the ear to hear subtle nuances and differences in the pronunciation of phrases, words and even syllables. Globalink Talk to Me includes adjustable self-paced challenge levels, interactive dialogues involving real-life situations, and language learning games that help reinforce vocabulary, spelling and listening skills. Languages available: English, French, German, and Spanish. Runs on Windows 3.1 and Windows 95.

          For the Macintosh platform, Globalink offers versions of several of its product lines, including Language Assistant, Power Translator and Power Translator Professional.

          Translate Direct Management System - The Company has introduced Translate Direct Management System which will give corporations and other organizations the ability to manage their own translation bureau for maximum efficiency. Using a dedicated on-site server and Globalink software, they can manage their own translation bureau through direct on-line access to their translators and gain unprecedented control over all translation activities.


    New Products

          During 1997, Globalink has scheduled an array of new products and services for both the general market as well as specific market areas. Products under development for release in 1997 currently include:

          Globalink Power Translator Pro - Power Translator Pro will be quite similar to Power Translator 6.0 (above), but will be localized for international markets in Europe and Latin America. The product will also contain the functionality of the Power Translator 5.1 domestic product, thereby offering a single solution for customers regardless of Windows version (Windows 3.1, Windows 95 or Windows NT). Power Translator Pro will be available in localized versions in French, German, Italian, Spanish and Portuguese.

          Globalink Web Translator Portuguese - This product is the newest addition to the Globalink Web Translator family and will be marketed heavily in Brazil and Portugal. The product is based on Globalink's Barcelona technology and runs on Windows 95 and Windows NT.

          New language pairs - The Company sees a significant market opportunity in producing new language pairs for its products, such as a version of Globalink Power Translator Pro that translates French text to and from German. In 1997 the Company plans to devote significant resources to capitalizing on the investment made in its Barcelona technology for such new language pair development.

         More than two years in development, Barcelona marks a breakthrough in translation software. This open system allows linguists and translators to add to the rule sets without any knowledge of software programming. The result is a new degree of precision previously unattainable in machine translation software systems. The technology also makes it a good platform for future growth, allowing for development to improve on a rapid basis in coming years.


Sales,  Marketing and Distribution

The Company markets and sells its software products in much the same fashion as other PC software manufacturers who rely on the retail channel for the majority of their business. This includes sales to distributors who in turn provide products to retailers or value added resellers (VARs) who sell to end users or the public. In order to accomplish this channel sales process the Company employs not only an experienced internal retail and distribution sales team but the services of merchandising representatives who call on retail establishments. The Company also participates in trade shows and invests in advertising and other promotional activities.

Promotional cost is the single largest expense of software product marketing. Furthermore, product promotion is a continuing business activity and increases proportionally with increases in revenue. Consequently, the success of the Company's promotional programs are directly related to the success of the Company.

Promotion and Advertising

The Company's success to date has been a result of careful expenditures on advertising and promotion controlled by limited budgets. With the successful IPO, subsequent warrant redemption, and recent private equity placements, the Company has been able to continue investing in aggressive advertising campaigns and promotions. This has included expanded public relations programs, extended advertising in general business publications, as well as known trade journals, and increased use of free or general news coverage publicity.

Currently,   the  Company's  promotion  and  advertising  programs  include  the following:

        Advertising - Product advertising appears at different times in different media, as the Company performs targeted marketing. For example, campaigns have run where ads appear in trade magazines, such as PC Magazine, as well as several cross industry publications. Regional promotions use advertising vehicles such as The Miami Herald, while campaigns focusing on business travelers run in airline publications. Promotions targeting specific demographic sectors are also run, such as an infomercial on Spanish language television (Telemundo and others). Catalog advertising continues at a high rate in known industry and trade catalogs.

        Direct Mail - The Company is investing more in direct mail programs to increase sales and exposure for the product lines. This includes programs by industry and by demographic profiles of known buyers.

        Exhibits - CeBIT and other European trade shows highlight the company's participation in several local, national and international trade shows. In addition to Company expenditures, many of the distributors and agents employed by the Company participate in local exhibits.

        Public Relations - The Company continues to expand its international public relations programs to educate the general marketplace. These include the employment of free lance public relations agents or specialized companies throughout the world.


Distributors

The Company currently has a number of worldwide distributors who are major players typical of the type engaged by the world's significant software manufacturers. These include the larger international distributors such as Ingram Micro, Merisel and TechData. In less developed parts of the world the Company uses regional or local distributors. In parts of Europe and South America the Company uses agents to represent its interests.


Product Development

Since inception, the Company has made substantial investments in product development. To date, the Company's products have been developed by its internal product development staff and independent contractors. The Company believes that timely development of new products and enhancements to existing products is essential to maintaining a competitive position in the market.

The Company currently has a staff of seventeen (17) development personnel located in the Research and Development facility in San Diego, California. The Company is focusing its development efforts in two areas: first, in the development of algorithms to improve the translation quality and second, in the development of new language pairs to expand current markets or enter new markets.


Competition

Competition in the PC software industry in general is intense and includes not only competition between similar product companies but all PC software companies for retail shelf space in general. Thus the Company's competitors include not only other companies who produce and market machine translation products but virtually all software companies who compete for shelf space in computer software retailers.

Within the software industry, several manufacturers have made public statements of their intent to produce or market machine translation products. These companies include Microsoft, Novell and IBM. Among direct PC software competitors there are a dozen or more companies who market machine translation software products that compete either in the mini computer marketplace or in the PC marketplace on a limited language basis (i.e. Spanish-English only).

Globalink holds the dominant position in the retail marketplace for machine translation software. The Company believes it has successfully pioneered and dominated an emerging software industry segment to date and can continue to do so as long as it continues to generate new and advanced products.

In order to be successful in the future, the Company must continue to respond promptly and effectively to all challenges of technological and marketing capabilities any competitor may offer. The Company's performance will continue to depend on its ability to innovate, as well as maintain and solicit quality people in technical, sales and management positions. The Company will continue to seek out and recruit the most capable and experienced staff in order to maintain its competitive superiority.


Intellectual Property, Proprietary Rights, Licenses and Software Protection

The Company regards certain features of its internal operations, software and documentation as proprietary, and relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect this proprietary information. The Company has no patents, and existing copyright laws afford only limited protection. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and the timeliness and quality of support services.

The Company provides its products to end users under non-exclusive, perpetual term licenses, which generally are nontransferable. The Company generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes available enterprise-wide licenses. The Company does not make source code available as this may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

The Company has registered its "Globalink" service mark and trademark in the United States for language translation services and computer software for foreign language translation, respectively. The Company has also registered its "Power Translator" trademark in the United States for computer software for foreign language translation and its "Globalink the Translation Company" mark, together with its oval logo, in the United States for computer hardware and software for language translation. The Company has applications pending for federal registration of the marks "Telegraph", "Translate Direct" and "Web Translator". The Company is in the process of registering the mark "Globalink", together with its flag logo, in addition to the mark "Web Translator", in the United States, Canada, the European Community and other major international markets in Asia and South America, for language translation services rendered via electronic means and computer software for foreign language translation. Applications for "Internet Translator" and "Web Translator" have been filed as Community Trademarks applications for the European Union countries (Australia, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden and the United Kingdom). The use and registration rights of a trademark holder do not ensure that such holder has superior rights to others that may have registered or used identical related marks on related goods or services.

The Company believes that copyright protection, which generally applies whether or not a license agreement exists, is sufficient to protect the Company's rights regarding its products.


Employees


As of December 31, 1996, the Company had seventy-four (74) full-time and part-time employees including seventeen (17) in product development, nineteen
(19) in marketing and sales, twenty-three (23) in finance, administration and shipping, four (4) in customer support, and eleven (11) in language services. The Company's future success will depend on, in part, its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that it has a satisfactory relationship with its employees.

ITEM 2     PROPERTIES

The Company leases approximately 21,100 square feet of office space in Fairfax, Virginia, pursuant to a lease that expires on August 31, 1999. This space, which allows some room for expansion, is used as the Company's headquarters and includes marketing, sales, customer support, and administrative offices. The Company also leases approximately 7,200 square feet of office space in San Diego, California, pursuant to a lease that expires on September 6, 1997. This space is primarily utilized as the Research and Development center.



ITEM 3     LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of such claims, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.



ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 13, 1996, a Special Meeting was held in which the stockholders approved an amendment to the Company's Certificate of Incorporation to authorize two hundred and fifty thousand (250,000) shares of Preferred Stock with a par value of $.01 per share. No other matters were submitted to the stockholders of the Company during the quarter ended December 31, 1996.



ITEM 4(a)  DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT


    The Directors, Executive Officers and Key Employees are as follows:

    Name                             Age            Position

    Harry E. Hagerty, Jr.  (1)(2)    56    Chairman, Chief Executive Officer,
                                           President
    John  F. McCarthy, III (1)(2)    51    Director, Secretary, Vice President
    William E. Kimberly    (1)       63    Director
    Michael J. Murphy      (2)       46    Director
    W. Braun Jones, Jr.    (1)       51    Director
    Thomas W. Patterson              37    Director
    Ronald W. Johnston               50    Chief Operating Officer
    Mark A. Paiewonsky               34    Chief Financial & Accounting Officer
    Philippe J. Kuperman             53    Executive  Vice  President of Sales &
                                           Marketing



         (1) Members of the Audit Committee
         (2) Members of the Compensation Committee

Biographical Information


Mr. Harry E. Hagerty, Jr., a director of Globalink since its inception, is President of Hagerty & Associates, a company that invests in and consults with start-up and early-stage businesses. Mr. Hagerty participated in the initial funding of the Discovery Channel and was a founder of Digital Switch Corporation (now "DSC Communications, Inc."). Until recently he served on the Board of Directors of CCAIR, Inc. a regional airline based in Charlotte, NC. Mr. Hagerty currently serves on the Boards of Directors of Learning 2000 Corporation and Systems Impact.

Mr. William E. Kimberly, a director of the Company since 1990, is Chairman of NAZTEC International Group, Inc. a McLean, VA based investment banking firm. Prior to this, Mr. Kimberly worked for Kimberly-Clark Corporation from 1959 to 1983, where he held various management positions including Marketing Director, CEO of a major subsidiary and Senior Vice President. Mr. Kimberly has held Board of Director positions at Pabst Brewing Co., Blue Cross and Blue Shield of Wisconsin and First National Bank of Neenah, Wisconsin. He is currently director of several emerging companies.

Mr. Michael J. Murphy, a director of Globalink since 1992, has been Chairman and Chief Executive Officer of Environmental Strategies Corporation ("ESC") since 1986, an environmental consulting firm. Mr. Murphy has extensive experience in environmental consulting and senior corporate management related to environmental programs. He is also Chief Executive Officer of Industrial Recovery Capital Company ("IRCC"), a property acquisition, remediation and redevelopment company. He has considerable experience advising multi-national corporations on international environmental issues.

Mr. John F. McCarthy, III, a director of Globalink since 1993, was Vice President and General Counsel for Computone Corporation, which was engaged in the development of computer peripheral products. Prior to joining Computone, Mr. McCarthy was the managing partner of the Washington, DC, offices of the law firm of Burnham, Connolly, Osterle and Henry. Mr. McCarthy joined Globalink in August 1995 as Chief Legal Counsel and is responsible for resolving all international and domestic legal issues for the Company.

Mr. W. Braun Jones, Jr., was appointed as a director of Globalink in February 1996 and has over twenty years experience in the information technology industry beginning as an IBM sales representative and then as a successful founding entrepreneur of several computer hardware and software companies. Mr. Jones founded Carlyn Computer Systems Inc., and served as President of Dexel Systems Corporation, of which he was the majority stockholder and founder. Presently he is the acting Vice President of Strategic Ventures for University Online, Inc., an education software publisher.

Mr. Thomas W. Patterson was appointed as a director of Globalink in March 1997 and has over fifteen years of combined experience in information security and electronic commerce. He has advised the White House, U.S. Congress, NII Committee, Departments of Defense, Treasury, Energy and Commerce, and scores of large businesses and organizations around the world. Formerly the Information Security Director for MicroElectronics and Computer Technology Corp. ("MCC"), Mr. Patterson is a leader in driving industry toward reasonable use of the Internet. He recently joined IBM Corporation as their Chief Strategist for Electronic Commerce.

Mr. Ronald W. Johnston brings over 25 years of executive experience with an emphasis on operations, administration and finance to Globalink. He has first-hand knowledge of foreign and domestic markets and an extensive background in overseas business, due in part to 11 years in senior management positions at Whittaker Corporation. Mr. Johnston joined Globalink in April 1995 as Chief Operating Officer and is responsible for coordinating the efforts of various departments and managing daily business operations.

Mr. Mark A. Paiewonsky joined the Company in May 1994. He has over 10 years of finance and accounting experience in the computer software industry. Prior to joining Globalink, he was the Corporate Controller for Best Programs, Inc., a software development company offering solutions to the accounting, tax and human resources software markets. While with the Small Business Enterprise group at Arthur Andersen & Co., he performed a variety of business and accounting functions on behalf of publicly and privately held companies in the manufacturing, distribution, retail and service industries.

Mr. Philippe J. Kuperman joined Globalink in August 1996 as Vice President, International, to lead the expansion of the Company's software business overseas through channel and OEM distribution. Mr. Kuperman is fluent in 6 languages and has over 25 years of experience in international markets, including Europe, Latin America and Asia, with companies such as SOFTWARE AG, Sterling Software and PEGASUS International. In January 1997 he was appointed Executive Vice President of Sales & Marketing.


Directors hold their offices until the next annual meeting of the stockholders and thereafter until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to an employment agreement.

                                  PART II


ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDERS' MATTERS



The Company's Common Stock was first listed for trading on June 4, 1993, on the National Association of Securities Dealers Automated Quotations (NASDAQ) Small-Cap Market System under the symbol "GLNK." As of May 1, 1994, the
Company's  Common  Stock was listed for trading on the American  Stock  Exchange
(ASE) under the symbol "GNK." The table below presents the quarterly high and low sale prices for the Company's Common Stock as reported by the American Stock Exchange.


    Calendar year 1995                   High                 Low
    First Quarter..................      16.125               9.625
    Second Quarter.................      16.625              10.875
    Third Quarter..................      15.375               9.875
    Fourth Quarter.................      10.750               6.000


    Calendar year 1996                   High                 Low
    First Quarter..................       8.000               5.000
    Second Quarter.................       9.375               5.875
    Third Quarter..................       7.375               5.125
    Fourth Quarter.................       5.750               2.750


The Company has never paid cash dividends on its Common Stock. The Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of the business. The payment of future cash dividends will depend on such factors as earnings levels, anticipated capital requirements, the operating and financial conditions of the Company and other factors deemed relevant by the Board of Directors.


As of February 28, 1997, there were approximately 190 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 2,400 beneficial owners of the Company's Common Stock.

ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Revenues



                                      Year Ended      Year Ended     Increase
                                       12/31/96        12/31/95          %
                                     -----------     -----------    ---------
Product Sales (net of returns)...     12,429,000      16,835,000         -26%
Translation Services ............      1,547,000         770,000         101%
                                     -----------     -----------    ---------
Total Sales .....................     13,976,000      17,605,000         -21%
                                     -----------     ------------   ---------

Globalink's total sales decreased 21% to $13,976,000 for the year ended December 31, 1996, from $17,605,000 for the year ended December 31, 1995. The decrease in sales was primarily attributable to a reallocation of resources from marketing that historically supported the distribution and retail channels to an investment in a new revenue endeavor of corporate direct sales and marketing. This new direction proved not to meet the Company's expectations and further investment was suspended in the fourth quarter of 1996. The Company did not recognize any revenue from this business opportunity during fiscal 1996. In addition, growth of personal computer sales in Western Europe declined in 1996, resulting in decreased international product sales for the Company. Additional revenue pressures resulted from the Company's increased efforts in reducing distributor inventory in the channels, aligning sell-through campaigns with sales of products into the channels, and collecting existing receivable balances to provide for more consistent sales cycles.

Product sales for the year ended December 31, 1996, decreased 26% or $4,406,000 to $12,429,000 from $16,835,000 for the year ended December 31, 1995. U.S.
distributor channel sales declined 27% to $6,894,000 for the year ended December 31, 1996, from $9,386,000 in the prior year due to the Company's increasing efforts to reduce inventory and align sell-through campaigns with sales of products into the channels. The Company continues to open new distributor channels, increase growth in the existing distributor channels, and pursue additional OEM opportunities. The Language Assistant Series Localized version and the Power Translator and Language Assistant Series versions for Windows in CD-ROM media have been the primary vehicles for sales to the Company's distributors and have been well accepted. In addition, the Company introduced Web Translator and Telegraph in March 1996, Power Translator 6.0 in June 1996, and Talk-to-Me in December 1996, all of which have also been well accepted and contributed to sales in 1996.

For the year ended December 31, 1996, international sales decreased 5% to $7,079,000 from $7,448,000 in the prior year. International sales represented 51% of total sales in 1996 as compared to 42% in 1995. The primary exports have been to Europe, Canada, and Latin America. In 1996, export sales to France and Germany were approximately $2,126,000 and $1,495,000, respectively, or 15% and 11% of total sales, respectively. In 1995, export sales to Germany were approximately $2,073,000 or 12% of total sales. International sales have been primarily attributable to further development of the Company's network of international distributors, along with additional OEM contracts entered into in Latin America and Europe. The Company has also shifted its focus in Europe away from the exclusive use of key major distributors towards smaller, more active, second tier distributors who are better able to promote and sell its products into the retail channel of their respective geographical locations.

Translation Services experienced revenue growth of 101% to $1,547,000 for the year ended December 31, 1996, from $770,000 for the year ended December 31, 1995. The growth in revenues for this group resulted from increased revenue-generating efforts by the department's personnel who were previously concentrating on the translation of localized versions of the Company's new products. In addition, the department has increased its focus on obtaining larger jobs and establishing long term projects with its customers.

Throughout 1996, the Company placed increasing emphasis on developing multiple channels of distribution, including distributors, resellers, value added resellers (VARs), and Original Equipment Manufacturers (OEMs). Globalink also continued to develop a telesales group which has proven to be successful.

Sales returns and allowances increased to $4,665,000 in fiscal 1996 compared to $3,537,000 for the prior year. The increased return on sales was due to the decline in growth of personal computer sales in Western Europe during 1996 which resulted in stock balancing requests from certain major distributors located in the United Kingdom and Germany. Additionally, the Company continued efforts to reduce distributor inventory and align sell-through campaigns with sales of products into the channels. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continuously monitors these programs and makes appropriate accruals monthly to handle future distribution stock balancing. The following table shows the gross product sales, returns and net product sales for the periods indicated.

                                             Year Ended          Year Ended
                                              12/31/96            12/31/95
                                           -------------       -------------
        Gross Product Sales......            17,094,000          20,372,000
        Returns..................            (4,665,000)         (3,537,000)
                                           -------------       -------------
        Net Sales................            12,429,000          16,835,000
                                           -------------       -------------

Costs and Expenses

                                         Year Ended     Year Ended      Change
                                          12/31/96       12/31/95          %
                                        -----------    -----------     --------
Cost of product sold...................   1,766,000      2,844,000        -38%
Direct labor & fringes.................     799,000        493,000         62%
Amortization of capitalized software...     570,000        331,000         72%
Product development....................   1,452,000      1,555,000         -7%
Selling, marketing & other.............   8,245,000     10,519,000        -22%
General & administrative...............   3,357,000      3,065,000         10%
                                        -----------    -----------     --------
Total costs and expenses...............  16,189,000     18,807,000        -14%
                                        -----------    -----------     --------

Cost of products sold decreased 38% in fiscal 1996 to $1,766,000 compared to $2,844,000 in the prior year. The decrease in cost of products sold was primarily due to decreased product sales along with decreased costs of certain packaging components and a shift in the mixture of products sold. This shift was both to an increase in sales of the CD-ROM editions of the Power Translator and the Language Assistant Series product lines and additional OEM contracts which contribute higher margins along with a decrease in sales of the Language Computers which carried lower margins. Gross profit margin was 87% in fiscal 1996 compared to 84% in the prior year. The increase in gross profit margin was directly attributable to the decrease in cost of products sold.

Direct labor & fringes, which principally include charges for independent and in-house translators within the translation services group, increased 62% compared to 1995 as a result of the increased revenues in 1996. These expenses decreased from 64% to 52% as a percentage of Translation Services revenues. This decrease was primarily attributable to fluctuations in the number and relative size of jobs being performed, as the gross margin varies with the size of the job due to the fixed administrative tasks which still must be performed. During 1996, the Company experienced an increase in the number of larger jobs being performed, which carry a higher gross margin.

Amortization of capitalized software for the period ended December 31, 1996, increased 72% to $570,000 from $331,000 for the prior year. The increase was due to the release of new products in 1996 for which previously capitalized software development costs began to be amortized.

Product development expenses, which consist of the current cost of non-capitalizable development expenses, decreased 7% to $1,452,000 from $1,555,000 for the prior year. The decrease was a result of the Company's completion of several new products resulting in reduced costs associated with certain outside consultants who were assisting in the development of those products.

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales, decreased 22% or $2,274,000 to $8,245,000 for the period ended December 31, 1996, from $10,519,000 for the prior year. This decrease was primarily attributable to the decrease in revenues along with the Company's increased focus of fiscal resources on more effective promotion and advertising programs, particularly in print media and retail store promotions. In addition, the Company was increasing its sales force and instituting new incentive plans during 1995 as it was expanding internationally into Europe, Canada, Mexico and Latin America. Other costs within this category, such as sales commissions, travel and other similar expenses, are generally related to revenues and decreased accordingly.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the year ended December 31, 1996, general and administrative expenses increased 10% or $292,000 from the prior year. The increases occurred in the areas of payroll, travel, business taxes, insurance costs and depreciation as a result of additional expenses incurred to support the anticipated growth of the Company.

Other Income/Expense

Interest expense was $32,000 for the fiscal year ended December 31, 1996, as compared to interest income of $108,000 in the prior year. This was due to interest expense incurred during 1996 as a result of draws on the Company's revolving and equipment lines of credit. The previous interest income was attributable to short-term investments made by the Company after receiving the proceeds of the redemption of warrants in May 1994.

Income Tax Expense

No provision for income taxes was required for the years ended December 31, 1996 and 1995, due to the Company's net operating loss carryforwards. Approximately $9,084,000 of net operating loss ("NOL") carryforwards existed at December 31, 1996. The use of the NOL is limited to future taxable earnings of the Company.

Variability of Operating Results

Although the Company has not identified any specific seasonality, the Company's revenues and operating results have varied substantially from period to period. Historically, the Company, with the exception of its Translation Services operations, has operated with little backlog of orders because its software products are generally shipped as orders are received. Product sales are difficult to forecast due to the relatively early stages of both the consumer market and of the machine translation software market. As a result, small variations in the timing of products sales can cause significant variations in operating results from period to period.


Liquidity and Financial Resources

The Company has secured a $2,000,000 revolving short-term line of credit, a $2,000,000 revolving intermediate line of credit and a $750,000 equipment line of credit with First Union National Bank. As of December 31, 1996, there was a $1,000,000 loan balance outstanding under the revolving intermediate line, which is being used to finance accounts receivable and other working capital needs. The Company also had $495,000 outstanding at December 31, 1996, under the equipment line which was used to finance furniture and equipment purchases. The Company expects to renew its revolving line of credit prior to June 1997 when the existing facility expires by its terms.

During 1996 and 1995 the Company's principal uses of cash were to fund the losses incurred and support the development of the Company's software products and increases in accounts receivable and fixed assets.

In October 1996 the Company sold three (3) prepaid warrants to an investor at $500,000 per warrant for a total consideration of $1,500,000. Each prepaid warrant is convertible into a number of shares of Common Stock determined by dividing the exercise amount by the lower of $5.25 or 85% of the arithmetic average of the closing price of the Common Stock on the five (5) consecutive trading days immediately preceding the exercise date. The prepaid warrants may be converted on the 90th, 120th and 150th day following the closing date, respectively.

In December 1996 and January 1997 the Company issued 40,224 and 4,191 units of preferred stock and associated warrants, respectively. Each unit consisted of one (1) share of 8% convertible, redeemable Preferred Stock and one (1) Warrant to purchase ten (10) shares of Common Stock at $4.18 per share. Each share of Preferred Stock is convertible into ten shares of common stock at the holders option. Dividends on the preferred stock are cumulative and payable annually in arrears, beginning January 1, 1998, in either cash or shares of common stock at the option of the Company. The offering resulted in net proceeds to the Company of approximately $1,335,000.

During 1996, approximately $1,860,000 was used to finance accounts receivable, $437,000 was used to finance capitalized software, and $271,000 was used to purchase fixed assets. During 1995, approximately $1,023,000 was used to finance accounts receivable, $555,000 was used to finance capitalized software, and $485,000 was used to purchase fixed assets. The remaining proceeds have been invested in short term repurchase agreements collateralized by government securities.

For the year ended December 31, 1996, the Company's cash and cash equivalents, invested cash and marketable securities decreased to $1,606,000 from $2,399,000 as a result of the loss incurred for the year along with the financing of accounts receivable, capitalized software and fixed assets. As of December 31, 1996, the Company had $7,600,000 in working capital. The Company has no significant capital asset commitments.

For the year ended December 31, 1996, accounts receivable increased to $9,040,000 from $7,180,000. This increase of $1,860,000 resulted principally from the increase in OEM contracts, which typically provide for graduated installment payments over a period of up to 12 months. In addition, accounts receivable from distributors has increased. In general, the contractual payment terms from distributors are between 60 and 90 days; however, the Company has experienced a longer payment cycle with some distributors which has resulted in an increase in their accounts. The Company introduced new product offerings in Europe late in the second and third quarters of 1996. In order to assist with the introduction of these new products to the market, the Company has allowed certain distributors extended payment terms on their purchases of these new products which, in most instances, extend through June 1996.

For the years ended December 31, 1996 and 1995, net cash used in operating activities was approximately $3,009,000 and $1,665,000, respectively, due primarily to net losses from operations and financing of accounts receivable, inventory and prepaid expenses.

For the years ended December 31, 1996 and 1995, net cash provided by investing activities was approximately $871,000 and $1,042,000, respectively. In 1996 and 1995, investing activities consisted primarily of increases in capitalized software development costs, purchases and sales of marketable securities, and purchases of office equipment.

For the years ended December 31, 1996 and 1995, capital expenditures totaled $271,000 and $485,000, respectively. Capital expenditures have remained high for the past two years due to a number of factors, including purchases of new PC equipment and software for new employees, new trade show booths, and other fixed assets to accommodate the personnel growth of the organization.

For the years ended December 31, 1996 and 1995, cash provided by financing activities was approximately $2,924,000 and $940,000, respectively. For the year ended December 31, 1996, financing activities consisted primarily of the issuance of warrants and preferred stock along with the issuance and repayment of debt under the Company's revolving intermediate and equipment lines of credit. For the year ended December 31, 1995, financing activities consisted primarily of the issuance and repayment of debt under the Company's revolving intermediate and equipment lines of credit.

The Company anticipates that the net proceeds from the sale of the prepaid warrants and the issuance of the preferred stock units, together with cash flow from operations, existing cash balances, and periodic borrowings under the Company's bank lines of credit will be adequate to meet the Company's expected cash requirements through 1997. In addition, the Company has received and is considering a number of offers for an equity placement to raise up to $4,000,000 in additional capital to be used for the funding of marketing and sales programs directed at the introduction of the Company's new products. It is the intent of the Company to launch these new product marketing and sales programs beginning in the second quarter of fiscal 1997.

While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and product development activities, along with extended payment terms for European distributors, may use cash, and consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal. The Company presently has a revolving intermediate line of credit to finance receivables and believes that such line will be sufficient to meet cash requirements when needed.

Other than as discussed above, the Company is not aware of any known trends, or uncertainties, that have had or are reasonably likely to have a material effect on the Company's liquidity, capital resources, or operations.

ITEM 7     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    Index to Financial Statements                          Form 10-KSB

    Independent Auditors' Report                                F-1

    Balance Sheets as of
      December 31, 1996 and 1995                                F-2

    Statements of Operations for the years
      ended December 31, 1996 and 1995                          F-3

    Statements of Stockholders' Equity for the years
      ended December 31, 1996 and 1995                          F-4

    Statements of Cash Flows for the years
      ended December 31, 1996 and 1995                          F-5

    Notes to the Financial Statements                       F-6 to F-19




ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III



ITEM 9     DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT


Except for the information disclosed in Item 4(a) of this Annual Report on Form 10-KSB, the information required by this item will be contained in the Company's Proxy Statement for its 1996 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and is incorporated herein by reference.



ITEM 10    EXECUTIVE COMPENSATION


The information required by this item will be contained in the Company's Proxy Statement for its 1996 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and is incorporated herein by reference.



ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT


The information required by this item will be contained in the Company's Proxy Statement for its 1996 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and is incorporated herein by reference.



ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this item will be contained in the Company's Proxy Statement for its 1996 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and is incorporated herein by reference.

                                     PART IV


ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K


(A) Index of Exhibits as required by Item 601 of Regulations S-B.


    Exhibit Number                     Description of Exhibit

         3.1 (a)                  Articles of Incorporation               (1)

         3.1 (b)                  Certificate of Amendment of
                                    Certificate of Incorporation

         3.1 (c)                  Certificate of Designations of Series
                                    A-1 Convertible Preferred Stock

         3.1 (d)                  Certificate of Designations of Series
                                    A-2 8% Convertible Redeemable
                                    Preferred Stock

         3.2                      Bylaws                                  (1)

         4.1 (a)                  Common Stock Specimen                   (1)

         4.1 (b)                  Form of Stock Option                    (2)

         4.1 (c)                  Form of Warrant Purchase Agreement
                                    between the Company and the Pangaea
                                    Fund Limited dated October 2, 1996

         4.1 (d)                  Form of Unit Purchase Agreement
                                    between the Company and J. Michael
                                    Reisert, Inc. dated December 20, 1996

         10.2                     Employment Agreement between the
                                    Company and Harry E. Hagerty, Jr.


    (1) Incorporated herein by reference from the Registration Statement number 33-60296 filed by the Company on Form SB-2.

    (2) Incorporated herein by reference from the Registration Statement number 33-82062 filed by the Company on Form S-8.


(B) Reports on Form 8-K

    None.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, State of Virginia, on the 19th day of March, 1997.


                                       GLOBALINK, INC.

                                       By: /s/Harry E. Hagerty, Jr.
                                           ---------------------------
                                              Harry E. Hagerty, Jr.
                                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 19th day of March, 1997.


         Signature                                    Title


 /s/Harry E. Hagerty, Jr.              Chairman, Chief Executive Officer
---------------------------              and President
    Harry E. Hagerty, Jr.

 /s/John F. McCarthy, III              Director, Secretary and Vice President
---------------------------
    John F. McCarthy, III

 /s/Michael J. Murphy                  Director
---------------------------
    Michael J. Murphy

 /s/William E. Kimberly                Director
---------------------------
    William E. Kimberly

 /s/W. Braun Jones, Jr.                Director
---------------------------
    W. Braun Jones, Jr.

 /s/Thomas W. Patterson                Director
---------------------------
    Thomas W. Patterson

 /s/Ronald W. Johnston                 Chief Operating Officer
---------------------------
    Ronald W. Johnston

 /s/Mark A. Paiewonsky                 Chief Financial & Accounting Officer
---------------------------
    Mark A. Paiewonsky

 /s/Philippe J. Kuperman               Executive Vice President of Sales &
---------------------------              Marketing
    Philippe J. Kuperman

Report of Independent Certified Public Accountants


Board of Directors
Globalink, Inc., and Subsidiary


We have audited the accompanying consolidated balance sheets of Globalink, Inc., and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globalink, Inc., and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/S/Grant Thornton LLP


Vienna, Virginia
February 24, 1997


Globalink, Inc., and Subsidiary

Consolidated Balance Sheets


December 31,                                               1996          1995
--------------------------------------------------------------------------------


Assets
Current Assets
  Cash and cash equivalents                          $    406,088  $    819,846
  Invested cash                                         1,200,000            -
  Marketable securities                                        -      1,579,237
  Accounts receivable, net                              9,040,297     7,180,600
  Inventories, net                                        818,294       585,350
  Prepaid expenses and deposits                           108,745       263,051
  Other receivables                                       126,894        93,252
                                                     ---------------------------

Total Current Assets                                   11,700,318    10,521,336

Equipment and Furniture, net                              879,753       979,534

Capitalized Software                                      817,988       951,324
                                                     ---------------------------

                                                     $ 13,398,059  $ 12,452,194
                                                     ===========================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable--trade                            $  2,057,002  $  1,793,705
  Accrued and other liabilities                           763,948       795,749
  Line of credit                                        1,279,000       740,000
                                                     ---------------------------

Total Current Liabilities                               4,099,950     3,329,454

Long-Term Notes Payable                                   216,356       388,889

Deferred Rent                                              65,706        83,579

Commitments and Contingencies                                  -             -

Stockholders' Equity
  Preferred stock, $.01 par value, 250,000 shares
    authorized; 40,224 and -0- shares issued
    and outstanding in 1996 and 1995, respectively      1,154,658            -
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 5,341,352 and 5,304,017 shares issued
    and outstanding in 1996 and 1995, respectively         53,413        53,040
  Additional paid-in capital--common stock             18,702,013    17,246,384
  Accumulated deficit                                 (10,894,037)   (8,649,152)
                                                     ---------------------------

                                                        9,016,047     8,650,272
                                                     ---------------------------

                                                     $ 13,398,059  $ 12,452,194
                                                     ===========================


                The accompanying notes are an integral part of these statements.

                                                                             F-2

Globalink, Inc., and Subsidiary

Consolidated Statements of Operations


Year ended December 31,                                    1996          1995
--------------------------------------------------------------------------------

Product Sales, net of returns and allowances of
  $4,664,942 and $3,536,940 in 1996 and 1995,
  respectively                                       $ 12,429,362  $ 16,835,003
Translation Service Revenue                             1,546,672       770,498
                                                     ---------------------------



                                                       13,976,034    17,605,501

Costs and Expenses
    Cost of products sold                               1,765,951     2,843,995
    Direct labor and fringes                              799,206       492,825
    Amortization of capitalized software                  570,247       331,080
    Development                                         1,451,687     1,555,061
    Selling, marketing and other                        8,244,992    10,519,380
    Administrative                                      3,356,443     3,065,020
                                                     ---------------------------



                                                       16,188,526    18,807,361
                                                     ---------------------------



Loss from Operations                                   (2,212,492)   (1,201,860)

Interest (Expense) Income, net                            (32,393)      108,190
                                                     ---------------------------



Loss Before Income Taxes                               (2,244,885)   (1,093,670)

Income Tax Expense                                             -             -
                                                     ---------------------------



Net Loss                                             $ (2,244,885) $ (1,093,670)
                                                     ===========================



Loss per Common Share                                $       (.42) $       (.21)
                                                     ===========================


Weighted Average Number of Common Shares
    Outstanding During the Year                         5,333,852     5,293,197
                                                     ===========================

                The accompanying notes are an integral part of these statements.

                                                                             F-3

Globalink, Inc., and Subsidiary

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1996 and 1995
------------------------------------------------------------------------------------------------------------------------------------

                                                                  Additional
                                                                   Paid-in
                                                                   Capital-
                                            Common       Common     Common     Preferred    Preferred    Accumulated
                                            Shares       Stock      Stock       Shares        Stock        Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                5,256,454  $   52,565  $ 17,063,310         -  $          -  $  (7,555,482)  $  9,560,393

Exercise of Stock Warrants                   13,748         137        46,223         -             -              -         46,360

Exercise of Stock Options                    30,500         305       114,508         -             -              -        114,813

Common Stock Issued in Payment of Debt        3,315          33        22,343         -             -              -         22,376

Net Loss for the Year                             -           -             -         -             -     (1,093,670)    (1,093,670)
                                          ------------------------------------------------------------------------------------------

Balance at December 31, 1995              5,304,017      53,040    17,246,384         -             -     (8,649,152)     8,650,272

Exercise of Stock Options                    30,000         300       109,700         -             -              -        110,000

Common Stock Issued in Payment of Debt        7,335          73        52,647         -             -              -         52,720

Sale of Stock Warrants                            -           -     1,293,282         -             -              -      1,293,282

Preferred Stock Issued                            -           -             -    40,224     1,154,658              -      1,154,658

Net Loss for the Year                             -           -             -         -             -     (2,244,885)    (2,244,885)
                                          ------------------------------------------------------------------------------------------

Balance at December 31, 1996              5,341,352  $   53,413  $ 18,702,013    40,224  $  1,154,658  $ (10,894,037)  $  9,016,047
------------------------------------------------------------------------------------------------------------------------------------



                The accompanying notes are an integral part of these statements.



Globalink, Inc., and Subsidiary

Consolidated Statements of Cash Flows


Year ended December 31,                                    1996          1995
--------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents and
     Invested Cash

Cash Flows from Operating Activities
  Net loss                                           $ (2,244,885) $ (1,093,670)
                                                     ---------------------------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Amortization of capitalized software                570,247       331,080
      Depreciation                                        370,852       268,810
      Reserve for obsolete inventories                    100,000      (314,118)
      Changes in assets and liabilities
        Increase in accounts receivable                (1,859,697)   (1,023,376)
        Increase in other receivables                     (33,642)       (3,119)
        (Increase) decrease in inventories               (332,944)      427,557
        Decrease in long-term accounts receivable              -         50,000
        Decrease (increase) in prepaid expenses
          and deposits                                    154,306      (122,161)
        Increase (decrease) in accounts payable--trade    316,017      (271,965)
        (Decrease) increase in accrued and other
          liabilities                                     (31,801)       92,611
        Decrease in deferred rent                         (17,873)       (7,145)
                                                     ---------------------------

Total Adjustments                                        (764,535)     (571,826)
                                                     ---------------------------

Net Cash Used in Operating Activities                  (3,009,420)   (1,665,496)
                                                     ---------------------------

Cash Flows from Investing Activities
  Purchase of marketable securities                    (2,778,279)   (5,159,702)
  Proceeds from sales of marketable securities          4,357,516     7,242,435
  Increase in capitalized software                       (436,911)     (555,339)
  Capital expenditures for equipment and furniture       (271,071)     (485,481)
                                                     ---------------------------

Net Cash Provided by Investing Activities                 871,255     1,041,913
                                                     ---------------------------

Cash Flows from Financing Activities
  Sale of common stock                                    110,000       114,813
  Exercise of stock warrants                                   -         46,360
  Sale of preferred stock                               1,154,658            -
  Sale of stock warrants                                1,293,282            -
  Repayment of debt                                      (253,000)     (441,111)
  Proceeds from issuance of debt                          619,467     1,220,000
                                                     ---------------------------

Net Cash Provided by Financing Activities               2,924,407       940,062
                                                     ---------------------------

Net Increase in Cash and Cash Equivalents                 786,242       316,479

Cash and Cash Equivalents and Invested Cash at
    Beginning of Year                                     819,846       503,367
                                                     ---------------------------
Cash and Cash Equivalents and Invested Cash at
    End of Year                                      $  1,606,088  $    819,846
                                                     ===========================


                The accompanying notes are an integral part of these statements.



Globalink, Inc., and Subsidiary

Notes to Consolidated Financial Statements

December 31, 1996 and 1995


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    Nature of Operations

    The Company designs, develops, publishes, markets and supports foreign language translation and language learning software for business, professional and personal use for the microcomputer marketplace. In addition, the Company provides professional language services through its multilingual staff and through contract arrangements with independent linguists/translators. The Company's products and services are sold worldwide.

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions have been eliminated.

    Using Estimates in Preparing Financial Statements

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue Recognition and Significant Estimates

    Revenue  from  sales to  distributors  or  dealers  is  recognized  when the products are shipped (transfer of title occurs) and no significant obligation remains to the Company. Revenue billed or collected in advance for future product shipments is deferred and recorded as income in the period in which the products are shipped. Revenue from royalties pursuant to license arrangements with certain distributors and Original Equipment Manufacturers (OEMs) is recognized upon delivery of the software. Generally, the Company has no, or insignificant, obligations remaining under the agreement after delivering the software. Payment terms under OEM agreements are based on graduated payment schedules generally over 12 months.
    Allowances for estimated future returns and exchanges are recorded in the period in which the related revenue is recognized. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continually monitors such programs and uses historical and current information to estimate and record appropriate accruals to provide for future stock balancing. Although it is reasonably possible that management's estimate for future returns and exchanges could change in the near future, management is not currently aware of any events that would result in a change to its estimate which would be material to the Company's financial position or its results of operations.

    Marketable Securities

    Marketable securities include government debt securities which mature within one year. The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 115 for the fiscal year beginning January 1, 1995. SFAS No. 115 requires the Company to record investments which are held to maturity as held-to-maturity securities. Net unrealized gains or losses from held-to-maturity securities are not included in the determination of net income, but are disclosed in the footnotes (see Note D).

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


    Inventories

    Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

    Research and Development

    Research and development costs are expensed as incurred.

    Capitalized Software Costs

    The Company capitalizes certain initial software development costs and enhancements thereto incurred after technological feasibility has been demonstrated. To date, all products and enhancements thereto have utilized proven technology. Such capitalized amounts are amortized commencing with product introduction over the greater of the ratio of current gross revenue for a product to the total expected gross revenue over the life of that product, or the straight-line method over the remaining estimated economic life, ranging from 18 months to three years. The unamortized capitalized costs by product are reduced to an amount not to exceed the future net realizable value by product at each balance sheet date. Future net realizable value is determined through sales forecasts based on existing and anticipated dealer/distributor agreements and other sales contracts.
    Although it is possible that management's estimate for the future net realizable value could change in the near future, management is not currently aware of any events that would result in a change to its estimate which would be material to the Company's financial position or its results of operations.

    The amount of development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 for 1996 and 1995 was $436,911 and $555,339, respectively. Amortization of software development costs charged to costs and expenses during the years ended 1996 and 1995 was $570,247 and $331,080, respectively.

    Income Taxes

    The Company accounts for income taxes under the liability method pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred taxes arise from temporary differences, primarily attributable to differences between depreciation and amortization for tax and financial statement purposes, and reserves accrued for book purposes on accounts receivable and inventories.

    As a result of net operating losses for tax purposes for the years ended December 31, 1996 and 1995, a provision for deferred income taxes arising from temporary differences, primarily due to differences between the treatment of capitalized software costs and depreciation for tax and financial statement purposes, has not been recognized.

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


    Depreciation

    Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The estimated lives used in determining depreciation are--

         Office and other equipment         3-5 years
         Furniture and fixtures             5-7 years

    The straight-line method of depreciation is followed for all assets for financial reporting purposes. Accelerated methods are used for tax purposes.

    Earnings per Common Share

    Earnings per common share for 1996 and 1995 do not include the common equivalent shares because the effect of such inclusion would be to decrease loss per share. The weighted average numbers of shares used in the computations were 5,333,852 and 5,293,197 in 1996 and 1995, respectively.

    Advertising Costs

    The Company expenses the costs of first-time advertising when the material is published. Prepaid advertising and brochures consist of advertising costs paid in advance of publication. Also included in prepaid advertising and brochures expense are the costs of developing various marketing and product materials for new software. These costs are expensed when the software is released.

    Employee Stock Options

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for 1996 financial statements. SFAS No. 123 requires that stock-based compensation be accounted for on the fair value method as described in SFAS No. 123, or on the intrinsic value-based method of Accounting Principles Board Opinion No. 25 (APB 25), whereby if options are priced at or above the quoted market price on the date of grant, there is no compensation expense recognized by the Company as a result of the options. If the intrinsic value-based method is used, pro forma net income and earnings per share must be disclosed as if the fair value-based method had been applied. The Company continues to account for its employee stock options in accordance with APB 25; therefore, the required pro forma disclosures are contained in Note I to the financial statements.

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE B--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


    Cash and Cash Equivalents

    The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

    The Company maintains cash balances in two financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. At December 31, 1996, uninsured amounts held at one bank totaled $148,300.

    Invested Cash

    The Company has invested excess cash in repurchase accounts. This cash investment is consistent with the Company's investment strategy to set aside cash not to be used for Company operations but to allow for liquidity as the need arises. At December 31, 1996, invested cash totaled $1,200,000, which is collateralized by government securities held by the Company's bank.

    Accounts Receivable

    Accounts receivable consist of the following at December 31:

                                                           1996          1995
                                                     ---------------------------
         Trade                                       $ 12,044,950  $ 10,287,601
         Allowance for returns and uncollectible
         accounts                                      (1,863,653)   (1,764,074)
         Allowance for advertising and other credits   (1,141,000)   (1,342,927)
                                                     ---------------------------

                                                     $  9,040,297  $  7,180,600
                                                     ---------------------------

    Inventories

    Inventories consist of the following at December 31:

                                                           1996          1995
                                                     ---------------------------
         Finished goods                              $    649,495  $    449,098
         Allowance                                       (150,000)      (50,000)
                                                     ---------------------------

                                                          499,495       399,098

         Work-in-process                                  318,799       186,252
                                                     ---------------------------

                                                     $    818,294  $    585,350
                                                     ---------------------------

                                                                             F-9

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE B--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS--Continued


    Prepaid Expenses and Deposits

    Prepaid expenses and deposits consist of the following at December 31:

                                                           1996          1995
                                                     ---------------------------
         Prepaid advertising and brochures           $     47,671  $    144,639
         Other prepaid amounts                             61,074       118,412
                                                     ---------------------------

                                                     $    108,745  $    263,051
                                                     ---------------------------

    Equipment and Furniture

    Equipment and furniture consist of the following at December 31:

                                                           1996          1995
                                                     ---------------------------
         Office and other equipment                  $  1,532,574  $  1,325,086
         Furniture and fixtures                           115,808        95,797
                                                     ---------------------------

                                                        1,648,382     1,420,883
         Accumulated depreciation                        (768,629)     (441,349)
                                                     ---------------------------

                                                     $    879,753  $    979,534
                                                     ---------------------------

    Capitalized Software

    Capitalized software consists of the following at December 31:

                                                           1996          1995
                                                     ---------------------------
         Capitalized software                        $  5,468,185  $  5,031,274
         Accumulated amortization                      (4,650,197)   (4,079,950)
                                                     ---------------------------

                                                     $    817,988  $    951,324
                                                     ---------------------------

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE B--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS--Continued


    Accrued and Other Liabilities

    Accrued and other liabilities consist of the following at December 31:

                                                           1996          1995
                                                     ---------------------------
         Accrued salaries, taxes and fringe benefits $    623,958  $    599,903
         Accrued royalties                                 89,990       145,846
         Other accrued liabilities                         50,000        50,000
                                                     ---------------------------

                                                     $    763,948  $    795,749
                                                     ---------------------------

NOTE C--FINANCIAL INSTRUMENTS


    The financial statements include various estimated fair value information as of December 31, 1996 and 1995, as required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in the Statement and does not purport to represent the aggregate net fair value of the Company.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents

    The carrying amount approximates fair value because of the short-term maturity of these instruments. At December 31, 1996 and 1995, the carrying amount/estimated fair value of these assets is approximately $406,000 and $820,000, respectively.

    Invested Cash

    The  carrying  amount  approximates  fair value  because  of the  short-term
    maturity  of  these   instruments.   At  December  31,  1996,  the  carrying
    amount/estimated fair value of these assets is approximately $1,200,000.

    Loans Receivable

    Outstanding loans receivable included in other receivables represent short-term loans to the employees of the Company. The carrying amount of the loans approximates the fair value due to the nature of the transactions and the short-term maturity of the loans. At December 31, 1996 and 1995, the carrying amount/estimated fair value of these assets is approximately $95,000 and $57,000, respectively.

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE C--FINANCIAL INSTRUMENTS--Continued


    Line of Credit and Notes Payable

    Quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities are used to estimate the fair value of the Company's line of credit. At December 31, 1996 and 1995, the carrying amount/estimated fair value of this debt is approximately $1,495,000 and $1,129,000, respectively, recorded as a short-term line of credit, and long-term notes payable in the financial statements.


NOTE D--INVESTMENTS


    The Company classifies debt securities as held-to-maturity. Held-to-maturity securities are carried at amortized cost.

    As of December 31, 1995, the Company held approximately $1,579,000 in U.S. Government debt securities that matured within one year. As of December 31, 1995, amortized cost of these securities equaled estimated fair value.


NOTE E--LINE OF CREDIT


    At December 31, 1996 and 1995, the Company had available a $2,000,000 short-term working capital line of credit (the borrowing base facility), and a $2,000,000 intermediate-term working capital line of credit (the cash flow facility), both at the lower of the bank's prime rate or LIBOR rate plus 2.5%. Also at December 31, 1996 and 1995, the Company had a $750,000 fixed asset line of credit at the bank's prime rate plus 1/4%. All credit facilities are collateralized by the assets of the Company. Under these credit facilities the Company is required to maintain certain financial covenants.

    The bank's prime rate and LIBOR rate at December 31, 1996, were 8.25% and 5.53%, respectively. The borrowing base and cash flow facilities and the unused portion of the fixed asset line of credit expire June 30, 1997. The Company expects to renew these credit facilities before their expiration.

    At December 31, 1996, $495,356 and $1,000,000 were outstanding on the fixed asset and intermediate-term working capital lines of credit, respectively, with principal payments as follows:

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE E--LINE OF CREDIT--Continued

         Year ending December 31,
         ------------------------
              1997                                   $  1,279,000
              1998                                        216,356
                                                     ------------

                                                     $  1,495,356
                                                     ------------

    At December 31, 1995, $500,000 and $628,889 were outstanding on the intermediate-term working capital and fixed assets lines of credit, respectively. The bank's prime rate at December 31, 1995, was 8.5%. The lines of credit were renewed by the Company before their expiration on June 30, 1996.


NOTE F--LEASES


    The Company leases its office facilities and certain office equipment under various operating leases. Lease terms range from one to four years.

    Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 1996, are as follows:

         Year ending December 31,
         ------------------------
              1997                                   $    555,000
              1998                                        491,000
              1999                                        345,000
              2000                                         23,000
                                                     ------------

              Net minimum lease payments             $  1,414,000
                                                     ------------

    Rent expense was $628,000 and $611,000 for the years ended December 31, 1996 and 1995, respectively.

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE G--RELATED PARTY TRANSACTIONS


    During 1996, the Company loaned $95,000 to two officers. One officer was loaned $25,000 at an interest rate of 9-1/4%, which is payable on demand. A second officer was loaned $70,000 at an interest rate of 8%, in two separate promissory notes. Both notes are payable on or before December 1, 1997, with interest. In January 1997, the second officer was loaned an additional $110,000 at an interest rate of prime plus 1% which is due on demand.

    During 1993, the Company loaned $50,000 at an interest rate of 5% to an individual who at the time was an officer. The note was paid in July 1996. During 1994, the Company loaned approximately $45,000 to an officer. The note was paid in May 1995.


NOTE H--COMMITMENTS


    Employment Agreements

    The Company has entered into employment agreements with four of its employees. The agreements are each for a three-year period commencing between March 1995 and June 1996 and will renew automatically for succeeding periods of one year unless sooner terminated. In the event the Company terminates without cause the employment of any of these employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation. The agreements contain a provision which triples certain amounts due in the event of a hostile takeover. The agreements also contain provisions for the accelerated vesting of options if certain defined changes to the composition of the Board of Directors should occur. During 1996, one agreement was terminated by mutual agreement between the Company and an employee.

    The  minimum  amounts  due  under  the  agreements   during  the  succeeding
    three-year period, exclusive of contingent incentive compensation, are as follows:

         Year ending December 31,
         ------------------------
              1997                                   $    580,000
              1998                                        310,000
              1999                                         83,000
                                                     ------------

                                                     $    973,000
                                                     ------------

                                                                            F-14

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE I--WARRANTS, OPTIONS AND OTHER STOCK ISSUED


    Stock Options Issued

    The Company issues options to employees, members of its Board of Directors and outside vendors based on merit or in payment of debt. The Company has accounted for its options under APB Opinion No. 25 and related interpretations. The options, which have a term of five years when issued, are granted at various times during the year and vest based upon individual grant specifications. The exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant. No compensation cost has been recognized for employee options. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with the method in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                           1996          1995
                                                     ---------------------------
    Net loss--as reported                            $ (2,244,885) $ (1,093,670)
    Net loss--pro forma                                (2,996,947)   (1,476,670)

    Net loss per share--as reported                         (0.42)        (0.21)
    Net loss per share--pro forma                           (0.56)        (0.28)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 40% and 43%; risk-free interest rate of 6.2% and 6.1% and expected lives of 2.7 and 3.7 years.

    The following tables depict activity in the plan for the years ended December 31, 1996 and 1995:

                                                                        Weighted
                                                                         Average
                                                                        Exercise
    1996                                                  Shares         Price
    ----------------------------------------------------------------------------
    Options outstanding at beginning of year              801,800  $       9.35
         Granted                                          387,050          7.05
         Exercised                                        (30,000)        (3.67)
         Forfeited                                       (215,334)        (9.44)
                                                     -------------

    Outstanding at end of year                            943,516  $       8.57
                                                     -------------

    Options exercisable at year-end                       526,714  $       8.41
                                                     -------------



    Weighted-average fair value per share
      of options granted during the year                           $       2.22

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE I--WARRANTS, OPTIONS AND OTHER STOCK ISSUED--Continued

                                                                        Weighted
                                                                         Average
                                                                        Exercise
    1995                                                  Shares         Price
    ----------------------------------------------------------------------------
    Options outstanding at beginning of year              316,000  $       7.76
         Granted                                          554,300         10.18
         Exercised                                        (30,500)        (3.76)
         Forfeited                                        (38,000)       (12.67)
                                                     -------------

    Outstanding at end of year                             801,800 $       9.35
                                                     -------------

    Options exercisable at year-end                        264,466 $       8.09
                                                     -------------



    Weighted-average fair value per share
      of options granted during the year                           $       4.11

    The following applies to options outstanding at December 31, 1996:

         Number outstanding                                             943,516
         Range of exercise prices                             $ 3.75 to $ 14.88
         Weighted-average exercise price                                 $ 8.41
         Weighted-average remaining contractual life                 3.48 years

    Prepaid Warrants Issued

    During 1996, the Company sold three prepaid warrants to a private fund in the amount of $500,000 each for a total of $1,500,000. Each warrant is convertible into shares of common stock at the lower of $5.25 per share, or 85% of the arithmetic average of the prior five days closing prices. As part of the agreement, the Company also issued 33,613 options at an exercise price of $5.25 per share to the private fund. The options have a term of four years. In addition, the Company issued 20,000 options at an exercise price of $5.25 per share to both Tanner Unman Securities, Inc., and Prudential Securities, Inc., both of whom facilitated the agreement with the private fund. These options also have a term of four years.

    Preferred Stock Issued

    During 1996, the Company's Board of Directors approved a private placement of 8% convertible, redeemable preferred stock and associated stock warrants. Dividends on the preferred stock are cumulative and payable annually in arrears, beginning January 1, 1998, in either cash or additional shares of preferred stock, at the option of the Company. The dividend is calculated as 8% of the book value of the stock, based on its original trading price. The preferred stock is convertible into ten shares of common stock any time after 30 days from the date of issuance. Any unconverted preferred stock remaining at January 1, 2002, will automatically be converted into ten shares of common stock per preferred share at that time. Each share of preferred stock was also issued with one warrant entitling the holder to purchase ten shares of common stock each at $4.18 per share.

    At December 31, 1996, the Company has outstanding 40,224 shares of preferred stock and 40,224 associated stock warrants.

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE J--INCOME TAXES


    Deferred tax assets (liabilities) consist of the following at December 31:

                                                           1996          1995
                                                     ---------------------------
         Capitalized software                        $   (310,508) $   (361,123)
         Fixed assets                                     (38,687)      (48,387)
         Inventory capitalization                          (8,270)       (3,475)
         Inventory reserves                                56,940        18,980
         Receivable reserves                            1,140,566     1,179,418
         Deferred rent and other                           24,942        31,727
         Accrued compensation                              90,756        87,888
         Loss carryforwards                             3,448,152     2,425,977
                                                     ---------------------------

         Gross deferred tax asset                       4,403,891     3,331,005

         Deferred tax asset valuation allowance        (4,403,891)   (3,331,005)
                                                     ---------------------------

                                                     $         -   $         -
                                                     ---------------------------

    The differences between the total income tax expense (benefit) and the income tax expense (benefit) computed using the federal income tax rate were as follows:

                                                           1996          1995
                                                     ---------------------------
         Pretax loss                                 $ (2,244,885) $ (1,093,670)
                                                     ---------------------------

         Computed federal income taxes at 34%        $   (763,261) $   (371,848)

         Computed state income taxes, net of federal
           benefit                                        (88,897)      (43,309)

         Effect of recognizing stock option
           compensation for tax purposes                 (220,728)       96,949
                                                     ---------------------------

          Deferred tax benefit                         (1,072,886)     (318,208)

          Expense arising from change in deferred tax
            asset valuation allowance                   1,072,886       318,208
                                                     ---------------------------

          Income tax expense                         $         -   $         -
                                                     ---------------------------

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE J--INCOME TAXES--Continued


    Approximately $9,084,000 and $6,683,000 of loss carryforwards are available for tax return purposes at December 31, 1996 and 1995, respectively. Their use is limited to future taxable earnings of the Company, and subject to an annual limitation. The loss carryforwards expire from December 31, 2004, to December 31, 2012.


NOTE K--SUPPLEMENTAL CASH FLOWS INFORMATION


    Supplemental Disclosures of Cash Flows Information

    The Company paid the following amounts for interest and income taxes during the year ended December 31:

                                                           1996          1995
                                                     ---------------------------
         Interest                                    $    103,169  $     66,389
                                                     ---------------------------

         Income taxes                                $         -   $         -
                                                     ---------------------------

    Supplemental Schedule of Non-Cash Investing and Financing Activities

    Set forth below are amounts of common stock and additional paid-in capital recorded in non-cash transactions during the years ended December 31:

                                                           1996          1995
                                                     ---------------------------
         Common stock, at par                        $         73  $         33
         Additional paid-in capital                        52,647        22,343
                                                     ---------------------------

                                                     $     52,720  $     22,376
                                                     ---------------------------

Globalink, Inc., and Subsidiary

December 31, 1996 and 1995


NOTE L--EXPORT SALES


    The Company sells software abroad through distributors, dealers, and mail orders. In 1996, export sales to Germany and France totaled $1,495,000 and $2,126,000, respectively, or approximately 11% and 15%, respectively, of total sales. In 1995, export sales to Germany totaled $2,073,000, or approximately 12% of total sales. Total export sales for the years ended December 31, 1996 and 1995, were approximately $7,079,000 and $7,448,000, respectively.


NOTE M--RETIREMENT PLAN


    The Company has a profit-sharing retirement plan which conforms to the provisions of Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees, and allows employees voluntarily to defer a certain percentage of their income through contributions to the plan. If no resolution is made by the Board of Directors to the contrary, the Company is not required to contribute. No Company contribution was made for the years ended December 31, 1996 or 1995.


NOTE N--CONCENTRATION OF CREDIT RISK


    Due to the nature of the Company's business, sales to a few customers, primarily software distributors and original equipment manufacturers (OEMs), have accounted for a significant percentage of the Company's sales. During 1996, there were three customers that accounted for 10% or more of net sales each (in aggregate representing 37% of net sales). During 1995, there were no customers that accounted for 10% or more of net sales; however, five customers accounted for approximately 37% of net sales. Accounts receivable at December 31, 1996 and 1995, include approximately $3,981,000 and $4,473,000, respectively, in amounts due from these customers.


NOTE O--GLOBALINK EUROPE LIMITED


    In July 1995, the Company established Globalink Europe Limited, a wholly-owned subsidiary in the United Kingdom. The subsidiary was established to increase marketing and sales efforts in Europe. Globalink Europe Limited financial activity is not material to the Company's financial statements. Globalink Europe Limited's office in the United Kingdom was closed on December 31, 1996.