Form 10QSB
period 1997-03-31
GLOBALINK INC
filed 1997-05-09
CIK 899679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
         Exchange Act of 1934

         For the quarterly period ended March 31, 1997 or

______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  X                                                            No

Registrant had 5,678,230 shares of common stock outstanding as of March 31, 1997.

                                 GLOBALINK, INC.

                                TABLE OF CONTENTS






Part I            Financial Information:                              Page No.


         Item 1.           Financial Statements

                           Balance Sheets as of March 31, 1997,
                             and December 31, 1996                       1

                           Statements of Operations for the Three
                             Months Ended March 31, 1997, and
                             March 31, 1996                              2

                           Statements of Cash Flows for the Three
                             Months Ended March 31, 1997, and
                             March 31, 1996                              3

                           Notes to Interim Financial Statements         4

         Item 2.           Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                  7



Part II           Other Information:

         Item 6.           Exhibits and Reports on Form 8-K              10


Item 1.  Financial Statements
                                            GLOBALINK, INC.
                                            BALANCE SHEETS

                                                                          March 31,        December 31,
                                                                             1997              1996
                                                                        ---------------   ---------------
ASSETS                                                                   (Unaudited)        (Audited)
  Current Assets:
                     Cash and cash equivalents                        $      1,472,674  $      1,606,088
                     Marketable securities                                   1,991,372                 0
                     Accounts receivable, net of allowances of
                          $3,501,296 and $3,004,653                          9,660,017         9,040,297
                     Inventories                                               777,880           818,294
                     Prepaid expenses and deposits                             247,444           108,745
                     Other receivables                                         242,587           126,894
                                                                        ---------------   ---------------

                        Total Current Assets                                14,391,974        11,700,318

   Equipment and Furniture, net of accumulated
        depreciation of $873,100 and $768,629                                  807,609           879,753

   Capitalized Software, net of accumulated
        amortization of $4,824,435 and $4,650,197                              783,603           817,988
                                                                        ---------------   ---------------

                        Total Assets                                  $     15,983,186  $     13,398,059
                                                                        ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
                     Accounts payable - trade                         $      2,195,202  $      2,057,002
                     Accrued and other liabilities                             836,677           763,948
                     Current portion of notes payable                        1,279,000         1,279,000
                                                                        ---------------   ---------------

                        Total Current Liabilities                            4,310,879         4,099,950

   Long-Term Notes Payable                                                     146,606           216,356

   Deferred Rent                                                                60,075            65,706

   Stockholders' Equity:
                     Preferred stock, $.01 par value, 250,000 shares
                           authorized, 47,417 and 40,224 shares
                           issued and outstanding                            3,967,528         1,154,658
                     Common stock, $.01 par value, 20,000,000 shares
                           authorized, 5,678,230 and 5,341,352 shares
                           issued and outstanding                               56,782            53,413
                     Additional paid-in capital - Common Stock              18,235,139        18,702,013
                     Accumulated deficit                                   (10,793,823)      (10,894,037)
                                                                        ---------------   ---------------

                        Total Stockholders' Equity                          11,465,626         9,016,047
                                                                        ---------------   ---------------

                        Total Liabilities and Stockholders' Equity    $     15,983,186  $     13,398,059
                                                                        ===============   ===============

                    The accompanying notes are an integral part of these statements.

                                                  1




                                            GLOBALINK, INC.
                                        STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             1997              1996
                                                                        ---------------   ---------------
                                                                         (Unaudited)       (Unaudited)

Product sales (net of returns and allowances)                         $      3,555,705  $      3,491,785
Translation service revenue                                                    150,460           150,534
                                                                        ---------------   ---------------
                                                                             3,706,165         3,642,319
Costs and Expenses:
                   Cost of products sold                                       475,689           385,099
                   Amortization of capitalized software                        174,238            90,533
                   Direct labor and fringes                                     70,060            97,779
                   Development                                                 223,227           365,014
                   Selling, marketing and other                              1,788,783         1,918,959
                   Administrative                                              861,686           768,040
                                                                        ---------------   ---------------
                                                                             3,593,683         3,625,424
                                                                        ---------------   ---------------

Income From Operations                                                         112,482            16,895

                              Interest (expense) income, net                   (12,268)            4,072
                                                                        ---------------   ---------------

Income Before Income Taxes                                                     100,214            20,967

                              Income tax expense                                     0                 0
                                                                        ---------------   ---------------

Net Income                                                            $        100,214  $         20,967
                                                                        ===============   ===============

Preferred Stock Dividends                                                      (32,411)                0
                                                                        ---------------   ---------------

Net Income Applicable to Common Shares                                $         67,803  $         20,967
                                                                        ===============   ===============

Earnings Per Common Share                                             $           0.01  $           0.00
                                                                        ===============   ===============

Average number of common shares and common share
   equivalents outstanding during the period                                 5,784,101         5,344,954
                                                                        ===============   ===============










                    The accompanying notes are an integral part of these statements.

                                                  2




                                            GLOBALINK, INC.
                                        STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                   March 31,
                                                                             1997              1996
                                                                        ---------------   ---------------
                                                                         (Unaudited)       (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net earnings                                                        $        100,214  $         20,967
                                                                        ---------------   ---------------
  Adjustments to reconcile net earnings to net cash
    used in operating activities
              Amortization of capitalized software                             174,238            90,533
              Depreciation                                                     104,471            84,788
              Change in Assets and Liabilities
                   Increase in accounts receivable                            (619,720)         (694,927)
                   Decrease (increase) in inventories                           40,414           (83,708)
                   Increase in prepaid expenses and deposits                  (138,699)          (71,200)
                   Increase in other receivables                              (115,693)          (51,932)
                   Increase in accounts payable                                138,200           404,264
                   Increase in accrued and other liabilities                    72,729             5,834
                   Decrease in deferred rent                                    (5,631)             (869)
                                                                        ---------------   ---------------

                             Total Adjustments                                (349,691)         (317,217)
                                                                        ---------------   ---------------

                             Net cash used in operating activities            (249,477)         (296,250)
                                                                        ---------------   ---------------

Cash flows from investing activities
  Increase in marketable securities                                         (1,991,372)           (5,118)
  Increase in capitalized software                                            (139,853)         (119,095)
  Capital expenditures for equipment and furniture                             (32,327)          (58,875)
                                                                        ---------------   ---------------

                             Net cash used in investing activities          (2,163,552)         (183,088)
                                                                        ---------------   ---------------

Cash flows from financing activities
  Issuance of preferred stock                                                2,381,776                 0
  Issuance of common stock                                                           0           132,721
  Preferred stock dividends                                                    (32,411)                0
  Repayment of debt                                                            (69,750)          (60,000)
                                                                        ---------------   ---------------

                             Net cash provided by financing activities       2,279,615            72,721
                                                                        ---------------   ---------------

                             Net decrease in cash and cash equivalents        (133,414)         (406,617)

Cash and cash equivalents at beginning of period                             1,606,088           819,846
                                                                        ---------------   ---------------

Cash and cash equivalents at end of period                            $      1,472,674  $        413,229
                                                                        ===============   ===============



                    The accompanying notes are an integral part of these statements.

                                                  3

                                 GLOBALINK, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE A -- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 1996.

NOTE B -- Composition of Certain Financial Statement Captions

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

7.       Accrued and Other Liabilities

Accrued and other liabilities consist of accrued salaries, commissions, payroll taxes and fringe benefits, accrued royalties and other accrued liabilities.

8.       Earnings Per Common Share

Earnings per common share are computed by dividing net income, adjusted for dividends related to the Company's preferred stock, by the weighted average number of common shares and common share equivalents, unless antidilutive, outstanding during the period.

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which will be effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires that public companies present basic and diluted earnings per share, which are computed differently than the currently used primary and fully diluted earnings per share. The most significant difference in the computation for the Company is the exclusion of the effect of dilutive stock options from the computation of basic earnings per share. Basic and diluted earnings per share for the quarters ended March 31, 1997 and 1996, would not have been different than the earnings per common share reported for those periods.

NOTE C - Related Party Transactions

During 1996, the Company loaned $95,000 to two officers. One officer was loaned $25,000 at an interest rate of 9-1/4%, which is payable on demand. A second officer was loaned $70,000 at an interest rate of 8% in two separate promissory notes, which are both payable on or before December 1, 1997. In January and April 1997, the second officer was loaned an additional $110,000 and $125,000, respectively, at an interest rate of prime plus 1%, which is due on demand.

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

NOTE E - Warrants, Options and Other Stock Issued

1.       Stock Options Issued

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

2.       Prepaid Warrants Issued

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

As of March 31, 1997, the private fund had converted $953,156 of the warrants into 336,878 shares of common stock and $500,000 of the warrants into 500 shares of Series A-1 convertible preferred stock The Series A-1 preferred stock is convertible into shares of common stock under the same terms and conditions as the warrants.

3.       Preferred Stock Issued

During 1996, the Company's Board of Directors approved a private placement of Series A-2, 8% convertible, redeemable preferred stock and associated stock warrants. Dividends on the preferred stock are cumulative and payable annually in arrears, beginning January 1, 1998, in either cash or additional shares of preferred stock, at the option of the Company. The dividend is calculated as 8% of the book value of the stock, based on its original trading price. The preferred stock is convertible into ten shares of common stock any time after 30 days from the date of issuance. Any unconverted preferred stock remaining at January 1, 2002, will automatically be converted into ten shares of common stock per preferred share at that time. Each share of preferred stock was also issued with one warrant entitling the holder to purchase ten shares of common stock each at $4.18 per share.

At March 31, 1997, and December 31, 1996, the Company had outstanding 44,415 and 40,224 shares of Series A-2 preferred stock and 44,415 and 40,224 associated stock warrants, respectively.

In March 1997, the Company's Board of Directors approved a private placement of Series A-3, convertible, redeemable preferred stock and associated stock warrants. The Company sold 2,502 shares of Series A-3 preferred stock to a private fund for a total of $2,502,000. Each share is convertible into shares of common stock at the lower of $3.44 per share, or 85% of the arithmetic average of the prior five days closing prices. As part of the agreement, the Company also issued 85,568 options at an exercise price of $4.30 per share to the private fund. The options have a term of four years. In addition, the Company issued 25,020 options at an exercise price of $3.44 per share to Tanner Unman Securities, Inc., and 20,000 options at an exercise price of $4.30 per share to Prudential Securities, Inc., both of whom facilitated the agreement with the private fund. These options also have a term of four years.

NOTE F - Export Sales

The Company sells software abroad through distributors, dealers and mail orders. During the three months ended March 31, 1997, export sales to Canada and Brazil totaled $389,000 and $385,000, respectively, or approximately 11% and 10% of net sales, respectively. During the corresponding period in 1996, export sales to France totaled $666,000 or approximately 18% of net sales. Total export sales for the three months ended March 31, 1997 and 1996, were approximately $1,886,000 and $1,765,000, respectively. Substantially all sales are completed in U.S. Dollars. For those transactions completed in a foreign currency, the company has taken foreign exchange hedging positions to prevent any potential foreign currency exchange risk.

NOTE G - Concentration of Credit Risk

Due to the nature of the Company's business, sales to a few customers, primarily software distributors, have accounted for a significant percentage of the Company's sales. During the three months ended March 31, 1997, two customers accounted for 28% of net sales. During the corresponding period in 1996, four customers accounted for 54% of net sales. Accounts receivable at March 31, 1997, and December 31, 1996, include approximately $3,957,000 and $3,981,000, respectively, in amounts due from three customers.

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant's net income for the three months ended March 31, 1997, was $100,000 compared to net income of $21,000 for the corresponding period in 1996. Revenues for the same three month period increased 2% to $3,706,000 from $3,642,000.

Product sales for the three months ended March 31, 1997, increased 2% to $3,556,000 from $3,492,000 for the corresponding period in the prior year. The Company continues to open new distributor channels, increase growth in the existing distributor channels and pursue additional OEM opportunities. The
Language  Assistant  Series  Localized  version  and the  Power  Translator  and
Language Assistant Series versions for Windows in CD-ROM media have been the primary vehicle for sales to the Company's distributors and have been well accepted. In addition, the Company introduced Web Translator and Telegraph in March 1996, Power Translator 6.0 in June 1996, Talk to Me in December 1996, and Power Translator Pro in March 1997, all of which have also been well accepted and contributed to sales during the period ended March 31, 1997.

International sales for the three months ended March 31, 1997, increased 7% to $1,886,000 from $1,765,000 for the corresponding period in 1996. The primary exports have been to Europe, Canada and Latin America. International sales have been primarily attributable to further development of the Company's network of international distributors, along with additional OEM contracts entered into in Latin America and Europe. The Company has also shifted its focus in Europe away from the exclusive use of key major distributors towards smaller, more active, second tier distributors who are better able to promote and sell its products into the retail channel of their respective geographical locations.

Translation service revenue for the three months ended March 31, 1997, remained unchanged at $150,000 compared to the corresponding period in the prior year.

Sales returns and allowances increased to $716,000 for the three months ended March 31, 1997, compared to $638,000 for the corresponding period in 1996. The increase is attributable to the Company's continuing efforts to reduce distributor inventory and align sell-through campaigns with sales of products into the channels. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continuously monitors these programs and makes appropriate accruals monthly to handle future distribution stock balancing. The following table shows the gross product sales, returns and net product sales for the periods indicated.

                                                Three months ended March 31,
                                               1997                     1996
                                        ---------------------------------------
    Gross Product Sales                 $   4,272,000             $  4,130,000
    Returns                                  (716,000)                (638,000)
                                        ---------------------------------------
    Net Product Sales                   $   3,556,000             $  3,492,000
                                        ---------------------------------------

Cost of products sold for the three months ended March 31, 1997, increased 24% to $476,000 from $385,000 for the corresponding period in the prior year. The increase in cost of products sold was primarily due to increased product sales along with increased costs of certain products due to associated royalties for the licensing of products, such as Talk to Me, and various features, such as speech recognition and word processing filters in other products. Gross profit margin was 87% for the three months ended March 31, 1997, compared to 89% for the corresponding period in 1996. The decrease in gross profit margin was directly attributable to the increase in cost of products sold.

Amortization of capitalized software for the three months ended March 31, 1997, increased 92% to $174,000 from $91,000 for the corresponding period in the prior year. The increase is due to the release of new products in the latter part of 1996 and in March of 1997 for which previously capitalized software development costs began to be amortized.

Direct labor and fringes, which principally include charges for independent and in-house translators within the translation services group, decreased 28% for the three months ended March 31, 1997, to $70,000 from $98,000 for the corresponding period in 1996. These expenses decreased from 65% to 47% as a percentage of Translation Services revenues. This decrease was primarily attributable to fluctuations in the number and relative size of jobs being performed, as the gross margin varies with the size of the job. The Company has experienced an increase in the number of larger jobs being performed, which carry a higher gross margin.

Product development expenses, which consist of the current cost of non-capitalizable development expenses, decreased 39% for the three months ended March 31, 1997, to $223,000 from $365,000 for the corresponding period in the prior year. The decrease was a result of the Company's completion of several new products resulting in reduced costs associated with certain outside consultants who were assisting in the development of those products.

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales, decreased 7%, or $130,000, to $1,789,000 for the three months ended March 31, 1997, from $1,919,000 for the corresponding period in 1996. This decrease was primarily attributable to the Company's increased focus of fiscal resources on more effective promotion and advertising programs, particularly in print media and retail store promotions.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the three months ended March 31, 1997, these expenses increased 12%, or $94,000, to $862,000 from $768,000 for the corresponding period in the prior year. The increases occurred in the areas of payroll, business taxes, insurance costs and depreciation.

Interest expense was $12,000 for the three months ended March 31, 1997, compared to interest income of $4,000 for the corresponding period in 1996. This was due to interest expense incurred as a result of draws on the Company's revolving and equipment lines of credit. The previous interest income was attributable to short-term investments made by the Company after receiving the proceeds of the redemption of the warrants in May 1994.

Income Tax Expense

No provision for income taxes was required due to the Company's net operating loss ("NOL") carryforwards. Approximately $9,084,000 of NOL carryforwards existed at December 31, 1996. Accordingly, the NOL carryforwards at March 31, 1997, are sufficient to cover any potential income tax expense generated as a result of the earnings as reported.

Liquidity and Financial Resources

The Company anticipates that the net proceeds from the private placements in October and December 1996 and March 1997, together with cash flow from operations, existing cash balances, and periodic borrowings under the Company's bank line of credit will be adequate to meet the Company's expected cash requirements through 1997.

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

The Company has secured a $2,000,000 revolving short-term line of credit, a $2,000,000 revolving intermediate line of credit and a $750,000 equipment line of credit with First Union National Bank. As of March 31, 1997, there was a $1,000,000 loan balance outstanding under the revolving intermediate line, which is being used to bridge cash needs between maturity dates of its short-term investments. The Company also had $426,000 outstanding under the equipment line which was used to pay off prior financing of equipment purchases and to finance additional equipment purchases.

Other than as discussed above, the Company is not aware of any known trends, or uncertainties, that have had or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits

                  None.

         b.       Reports on Form 8-K

                  The Company filed a report in order to disclose the appointment by the Board of Directors of Thomas W. Patterson as a director of the Registrant on Form 8-K on March 21, 1997.

                  The Company filed a report in order to disclose the sale of 2,502 shares of Series A-3 Convertible Preferred Stock on Form 8-K on April 7, 1997.

SIGNATURES





         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GLOBALINK, INC.
                                            (Registrant)




Date:  May 9, 1997                          By:/s/Mark A. Paiewonsky
                                            ------------------------
                                            Mark A. Paiewonsky
                                            Chief Financial & Accounting Officer