Form 10QSB
period 1997-06-30
GLOBALINK INC
filed 1997-07-30
CIK 899679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
         Exchange Act of 1934

         For the quarterly period ended June 30, 1997 or

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

Yes  X                                                            No

Registrant had 6,045,948 shares of common stock outstanding as of June 30, 1997.

                                 GLOBALINK, INC.

                                TABLE OF CONTENTS






Part I            Financial Information:                              Page No.


         Item 1.           Financial Statements

                           Balance Sheets as of June 30, 1997,
                             and December 31, 1996                       1

                           Statements of Operations for the Three
                             Months Ended June 30, 1997, and
                             June 30, 1996                               2

                           Statements of Operations for the Six
                             Months Ended June 30, 1997, and
                             June 30, 1996                               3

                           Statements of Cash Flows for the Six
                             Months Ended June 30, 1997, and
                             June 30, 1996                               4

                           Notes to Interim Financial Statements         5

         Item 2.           Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                  8



Part II           Other Information:

         Item 6.           Exhibits and Reports on Form 8-K             11


Item 1.  Financial Statements
                                 GLOBALINK, INC.
                                 BALANCE SHEETS

                                                                           June 30,        December 31,
                                                                             1997              1996
                                                                        ---------------   ---------------
ASSETS                                                                   (Unaudited)        (Audited)
  Current Assets:
                     Cash and cash equivalents                        $        723,728  $      1,606,088
                     Marketable securities                                     993,120                 0
                     Accounts receivable, net of allowances of
                          $2,627,227 and $3,004,653                         11,123,320         9,040,297
                     Inventories                                               707,651           818,294
                     Prepaid expenses and deposits                             382,626           108,745
                     Other receivables                                         363,900           126,894
                                                                        ---------------   ---------------

                        Total Current Assets                                14,294,345        11,700,318

   Equipment and Furniture, net of accumulated
        depreciation of $978,530 and $768,629                                  735,106           879,753

   Capitalized Software, net of accumulated
        amortization of $5,008,204 and $4,650,197                              693,553           817,988
                                                                        ---------------   ---------------

                        Total Assets                                  $     15,723,004  $     13,398,059
                                                                        ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
                     Accounts payable - trade                         $      2,455,189  $      2,057,002
                     Accrued and other liabilities                             806,955           763,948
                     Current portion of notes payable                        1,073,000         1,279,000
                                                                        ---------------   ---------------

                        Total Current Liabilities                            4,335,144         4,099,950

   Long-Term Notes Payable                                                     164,856           216,356

   Deferred Rent                                                                53,932            65,706

   Stockholders' Equity:
                     Preferred stock, $.01 par value, 250,000 shares
                           authorized, 29,722 and 40,224 shares
                           issued and outstanding                            3,051,271         1,154,658
                     Common stock, $.01 par value, 20,000,000 shares
                           authorized, 6,045,948 and 5,341,352 shares
                           issued and outstanding                               60,459            53,413
                     Additional paid-in capital - common stock              19,151,223        18,702,013
                     Accumulated deficit                                   (11,093,881)      (10,894,037)
                                                                        ---------------   ---------------

                        Total Stockholders' Equity                          11,169,072         9,016,047
                                                                        ---------------   ---------------

                        Total Liabilities and Stockholders' Equity    $     15,723,004  $     13,398,059
                                                                        ===============   ===============


                    The accompanying notes are an integral part of these statements.

                                       1




                                 GLOBALINK, INC.
                            STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                                                    June 30,
                                                                             1997              1996
                                                                        ---------------   ---------------
                                                                         (Unaudited)       (Unaudited)

Product sales (net of returns and allowances)                         $      3,012,546  $      3,783,612
Translation service revenue                                                    448,607           328,799
                                                                        ---------------   ---------------
                                                                             3,461,153         4,112,411
Costs and Expenses:
                   Cost of products sold                                       386,027           481,630
                   Amortization of capitalized software                        183,769           163,609
                   Direct labor and fringes                                    152,504           160,802
                   Development                                                 214,597           362,013
                   Selling, marketing and other                              1,873,824         2,067,022
                   Administrative                                              949,984           772,928
                                                                        ---------------   ---------------
                                                                             3,760,705         4,008,004
                                                                        ---------------   ---------------

Income (Loss) From Operations                                                 (299,552)          104,407

                              Interest expense, net                               (506)           (3,691)
                                                                        ---------------   ---------------

Income (Loss) Before Income Taxes                                             (300,058)          100,716

                              Income tax expense                                     0                 0
                                                                        ---------------   ---------------

Net Income (Loss)                                                     $       (300,058) $        100,716
                                                                        ===============   ===============

Preferred Stock Dividends                                                      (24,132)                0
                                                                        ---------------   ---------------

Net Income (Loss) Applicable to Common Shares                         $       (324,190) $        100,716
                                                                        ===============   ===============

Earnings (Loss) Per Common Share                                      $          (0.05) $           0.02
                                                                        ===============   ===============

Average number of common shares and common share
   equivalents outstanding during the period                                 5,899,485         5,374,812
                                                                        ===============   ===============










                    The accompanying notes are an integral part of these statements.

                                       2



                                 GLOBALINK, INC.
                            STATEMENTS OF OPERATIONS

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             1997              1996
                                                                        ---------------   ---------------
                                                                         (Unaudited)       (Unaudited)

Product sales (net of returns and allowances)                         $      6,568,251  $      7,275,397
Translation service revenue                                                    599,067           479,333
                                                                        ---------------   ---------------
                                                                             7,167,318         7,754,730
Costs and Expenses:
                   Cost of products sold                                       861,716           866,729
                   Amortization of capitalized software                        358,007           254,142
                   Direct labor and fringes                                    222,564           258,581
                   Development                                                 437,824           727,027
                   Selling, marketing and other                              3,662,607         3,985,981
                   Administrative                                            1,811,670         1,540,968
                                                                        ---------------   ---------------
                                                                             7,354,388         7,633,428
                                                                        ---------------   ---------------

Income (Loss) From Operations                                                 (187,070)          121,302

                              Interest (expense) income, net                   (12,774)              381
                                                                        ---------------   ---------------

Income (Loss) Before Income Taxes                                             (199,844)          121,683

                              Income tax expense                                     0                 0
                                                                        ---------------   ---------------

Net Income (Loss)                                                     $       (199,844) $        121,683
                                                                        ===============   ===============

Preferred Stock Dividends                                                      (56,543)                0
                                                                        ---------------   ---------------

Net Income (Loss) Applicable to Common Shares                         $       (256,387) $        121,683
                                                                        ===============   ===============

Earnings (Loss) Per Common Share                                      $          (0.04) $           0.02
                                                                        ===============   ===============

Average number of common shares and common share
   equivalents outstanding during the period                                 5,748,496         5,369,812
                                                                        ===============   ===============










                    The accompanying notes are an integral part of these statements.

                                       3




                                 GLOBALINK, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                    June 30,
                                                                             1997              1996
                                                                        ---------------   ---------------
                                                                         (Unaudited)       (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net income (loss)                                                   $       (199,844) $        121,683
                                                                        ---------------   ---------------
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities
              Amortization of capitalized software                             358,007           254,142
              Depreciation                                                     209,901           174,342
              Change in Assets and Liabilities
                   Increase in accounts receivable                          (2,083,023)       (1,262,044)
                   Decrease (increase) in inventories                          110,643          (150,143)
                   Increase in prepaid expenses and deposits                  (273,881)         (179,430)
                   Decrease (increase) in other receivables                   (237,006)           15,113
                   Increase in accounts payable                                398,187            53,784
                   Increase in accrued and other liabilities                    43,007            67,739
                   Decrease in deferred rent                                   (11,774)           (7,704)
                                                                        ---------------   ---------------

                   Total Adjustments                                        (1,485,939)       (1,034,201)
                                                                        ---------------   ---------------

                   Net cash used in operating activities                    (1,685,783)         (912,518)
                                                                        ---------------   ---------------

Cash flows from investing activities
  Decrease (increase) in marketable securities                                (993,120)          582,778
  Increase in capitalized software                                            (233,572)         (239,924)
  Capital expenditures for equipment and furniture                             (65,254)         (124,071)
                                                                        ---------------   ---------------

                   Net cash provided by (used in) investing activities      (1,291,946)          218,783
                                                                        ---------------   ---------------

Cash flows from financing activities
  Issuance of preferred stock                                                2,381,776                 0
  Issuance of common stock                                                      27,636           132,721
  Preferred stock dividends                                                    (56,543)                0
  Repayment of debt                                                           (257,500)         (120,000)
                                                                        ---------------   ---------------

                   Net cash provided by financing activities                 2,095,369            12,721
                                                                        ---------------   ---------------

                   Net decrease in cash and cash equivalents                  (882,360)         (681,014)

Cash and cash equivalents at beginning of period                             1,606,088           819,846
                                                                        ---------------   ---------------

Cash and cash equivalents at end of period                            $        723,728  $        138,832
                                                                        ===============   ===============



                    The accompanying notes are an integral part of these statements.

                                       4

                                 GLOBALINK, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 1997

NOTE A -- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 1996.

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

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which will be effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires that public companies present basic and diluted earnings per share, which are computed differently than the currently used primary and fully diluted earnings per share. The most significant difference in the computation for the Company is the exclusion of the effect of dilutive stock options from the computation of basic earnings per share. Basic and diluted earnings per share for the quarters ended June 30, 1997 and 1996, would not have been different than the earnings per common share reported for those periods.

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

As of June 30, 1997, the private fund had converted the prepaid warrants into 526,832 shares of common stock.

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

At June 30, 1997, and December 31, 1996, the Company had outstanding 27,220 and 40,224 shares of Series A-2 preferred stock and 44,415 and 40,224 associated stock warrants, respectively.

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

NOTE F - Export Sales

The Company sells software abroad through distributors, dealers and mail orders. During the six months ended June 30, 1997, export sales to Brazil totaled $1,760,000, or approximately 25% of net sales. During the corresponding period in 1996, export sales to France, Germany and Mexico totaled $2,079,000, $969,000 and $855,000, respectively, or approximately 27%, 12% and 11% of total sales, respectively.
Total export sales for the six months ended June 30, 1997 and 1996, were approximately $4,007,000 and $4,455,000, respectively. Substantially all sales are completed in U.S. Dollars. For those transactions completed in a foreign currency, the company has taken foreign exchange hedging positions to prevent any potential foreign currency exchange risk.

NOTE G - Concentration of Credit Risk

Due to the nature of the Company's business, sales to a few customers, primarily software distributors, have accounted for a significant percentage of the Company's sales. During the six months ended June 30, 1997, two customers accounted for 22% of net sales. During the corresponding period in 1996, two customers accounted for 24% of net sales. Accounts receivable at June 30, 1997, and December 31, 1996, include approximately $3,737,000 and $3,981,000, respectively, in amounts due from three customers.

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Registrant's net loss for the three months ended June 30, 1997, was $300,000 compared to net income of $101,000 for the corresponding period in 1996.
Revenues for the same three month period decreased 16% to $3,461,000 from $4,112,000. For the six months ended June 30, 1997, the net loss was $200,000 compared to net income of $122,000 for the corresponding period in 1996.
Revenues for the same six month period decreased 8% to $7,167,000 from $7,755,000.

Product sales for the three months ended June 30, 1997, decreased 20% to $3,013,000 from $3,784,000 for the corresponding period in the prior year. For the six months ended June 30, 1997, product sales decreased 10% to $6,568,000 from $7,275,000 for the corresponding period in the prior year. The decrease resulted primarily from the Company's increased efforts to reduce distributor inventory in the channels, align sell-through campaigns with sales of products into the channels, and collect existing receivable balances to provide for more consistent sales cycles. The Company continues to open new distributor channels, increase growth in the existing distributor channels and pursue additional OEM opportunities. The Language Assistant Series Localized version and the Power Translator and Language Assistant Series versions for Windows in CD-ROM media have been the primary vehicle for sales to the Company's distributors and have been well accepted. In addition, the Company introduced Web Translator and Telegraph in March 1996, Power Translator 6.0 in June 1996, Talk to Me in December 1996, and Power Translator Pro 6.2 in March 1997, all of which have also been well accepted and contributed to sales during the period ended June 30, 1997.

International sales for the three months ended June 30, 1997, decreased 7% to $2,122,000 from $2,690,000 for the corresponding period in 1996. For the six months ended June 30, 1997, international sales decreased 8% to $4,007,000 from $4,455,000 for the corresponding period in 1996. The primary exports have been to Europe, Canada and Latin America. International sales have been primarily attributable to further development of the Company's network of international distributors, along with additional OEM contracts entered into in Latin America and Europe. The Company has also shifted its focus in Europe away from the exclusive use of key major distributors towards smaller, more active, second tier distributors who are better able to promote and sell its products into the retail channel of their respective geographical locations.

Translation service revenue for the three months ended June 30, 1997, increased 36% to $449,000 from $329,000 for the corresponding period in the prior year. For the six months ended June 30, 1997, translation service revenue increased 25% to $599,000 from $479,000 for the corresponding period in 1996.

Sales returns and allowances decreased to $1,417,000 for the six months ended June 30, 1997, compared to $1,723,000 for the corresponding period in 1996, primarily due to the decrease in product sales. The Company has continued its efforts to reduce distributor inventory and align sell-through campaigns with sales of products into the channels. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continuously monitors these programs and makes appropriate accruals monthly to handle future distribution stock balancing. The following table shows the gross product sales, returns and net product sales for the periods indicated.


                                                 Six months ended June 30,
                                               1997                    1996
                                          --------------------------------------
    Gross Product Sales                   $   7,985,000            $  8,998,000
    Returns                                  (1,417,000)             (1,723,000)
                                          --------------------------------------
    Net Product Sales                     $   6,568,000            $  7,275,000
                                          --------------------------------------

Cost of products sold for the three months ended June 30, 1997, decreased 20% to $386,000 from $482,000 for the corresponding period in the prior year. For the six months ended June 30, 1997, cost of products sold decreased 1% to $862,000 from $867,000 for the corresponding period in the prior year. The decrease in cost of products sold was primarily due to decreased product sales. This was partially offset by the increased costs of certain products due to associated royalties for the licensing of products, such as Talk to Me, and various features, such as speech recognition and word processing filters in other products. Gross profit margin was 89% for the three months ended June 30, 1997, compared to 88% for the corresponding period in 1996. For the six months ended June 30, 1997, gross profit margin was 88% compared to 89% for the corresponding period in 1996.

Amortization of capitalized software for the three months ended June 30, 1997, increased 12% to $184,000 from $164,000 for the corresponding period in the prior year. For the six months ended June 30, 1997, amortization of capitalized software increased 41% to $358,000 from $254,000 for the corresponding period in the prior year. The increase is due to the release of new products in the latter part of 1996 and in March of 1997 for which previously capitalized software development costs began to be amortized.

Direct labor and fringes, which principally include charges for independent and in-house translators within the translation services group, decreased 5% for the three months ended June 30, 1997, to $153,000 from $161,000 for the corresponding period in 1996. For the six months ended June 30, 1997, direct labor and fringes decreased 14% to $223,000 from $259,000 for the corresponding period in 1996. These expenses decreased from 54% to 37% as a percentage of Translation Services revenues. This decrease was primarily attributable to fluctuations in the number and relative size of jobs being performed, as the gross margin varies with the size of the job. The Company has experienced an increase in the number of larger jobs being performed, which carry a higher gross margin.

Product development expenses, which consist of the current cost of non-capitalizable development expenses, decreased 41% for the three months ended June 30, 1997, to $215,000 from $362,000 for the corresponding period in the prior year. For the six months ended June 30, 1997, product development expenses decreased 40% to $438,000 from $727,000 for the corresponding period in the prior year. The decrease was a result of the Company's completion of several new products resulting in reduced costs associated with certain outside consultants who were assisting in the development of those products.

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales, decreased 9%, or $193,000, to $1,874,000 for the three months ended June 30, 1997, from $2,067,000 for the corresponding period in 1996. For the six months ended June 30, 1997, selling, marketing and other expenses decreased 8%, or $323,000, to $3,663,000 from $3,986,000 for the corresponding period in 1996.
This decrease was primarily attributable to the Company's increased focus of fiscal resources on more effective promotion and advertising programs, particularly in print media and retail store promotions.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the three months ended June 30, 1997, these expenses increased 23%, or $177,000, to $950,000 from $773,000 for the corresponding period in the prior year. For the six months ended June 30, 1997, these expenses increased 18%, or $271,000, to $1,812,000 from $1,541,000 for the corresponding period in the prior year. The increases occurred primarily in the areas of payroll, legal fees, insurance costs, rent and depreciation as a result of additional expenses incurred to support the anticipated growth of the Company.

Interest expense was $1,000 for the three months ended June 30, 1997, compared to $4,000 for the corresponding period in 1996. For the six months ended June 30, 1997, interest expense was $13,000 compared to interest income of less than $1,000 for the corresponding period in 1996. This was due to interest expense incurred as a result of draws on the Company's revolving and equipment lines of credit.

Income Tax Expense

No provision for income taxes was required due to the Company's net operating loss ("NOL") carryforwards. Approximately $9,084,000 of NOL carryforwards existed at December 31, 1996. Accordingly, the NOL carryforwards at June 30, 1997, are sufficient to cover any potential income tax expense generated as a result of the earnings as reported.

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

The Company has secured a $2,000,000 revolving short-term line of credit, a $2,000,000 revolving intermediate line of credit and a $750,000 equipment line of credit with First Union National Bank. As of June 30, 1997, there was a $750,000 loan balance outstanding under the revolving intermediate line, which is being used to bridge cash needs between maturity dates of its short-term investments. The Company also had $488,000 outstanding under the equipment line which was used to pay off prior financing of equipment purchases and to finance additional equipment purchases.

Other than as discussed above, the Company is not aware of any known trends, or uncertainties, that have had or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits

                  None.

         b.       Reports on Form 8-K

                  The  Company   filed  a  report  in  order  to  disclose   the
                  resignation of Michael J. Murphy as a director of the Registrant on Form 8-K on June 4, 1997.

                                   SIGNATURES





         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GLOBALINK, INC.
                                            (Registrant)




Date:  July 30, 1997                        By:/s/Mark A. Paiewonsky
                                            ------------------------
                                            Mark A. Paiewonsky
                                            Chief Financial & Accounting Officer