Form 10QSB
period 1997-09-30
GLOBALINK INC
filed 1997-11-12
CIK 899679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
         Exchange Act of 1934

         For the quarterly period ended September 30, 1997 or

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

Yes  X                                                            No

Registrant had 8,432,962 shares of common stock outstanding as of September 30, 1997.

                                 GLOBALINK, INC.

                                TABLE OF CONTENTS






Part I            Financial Information:                               Page No.


         Item 1.           Financial Statements

                           Balance Sheets as of September 30, 1997,
                             and December 31, 1996                        1

                           Statements of Operations for the Three
                             Months Ended September 30, 1997, and
                             September 30, 1996                           2

                           Statements of Operations for the Nine
                             Months Ended September 30, 1997, and
                             September 30, 1996                           3

                           Statements of Cash Flows for the Nine
                             Months Ended September 30, 1997, and
                             September 30, 1996                           4

                           Notes to Interim Financial Statements          5

         Item 2.           Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                   8



Part II           Other Information:

         Item 6.           Exhibits and Reports on Form 8-K              12



Item 1.  Financial Statements
                                             GLOBALINK, INC.
                                             BALANCE SHEETS

                                                                          September 30,     December 31,
                                                                             1997               1996
                                                                        ----------------   ----------------
ASSETS                                                                    (Unaudited)         (Audited)
  Current Assets:
                     Cash and cash equivalents                        $       1,116,827  $       1,606,088
                     Marketable securities                                            0                  0
                     Accounts receivable, net of allowances of
                          $3,017,832 and $3,004,653                          12,270,688          9,040,297
                     Inventories                                                636,625            818,294
                     Prepaid expenses and deposits                              354,072            108,745
                     Other receivables                                          373,168            126,894
                                                                        ----------------   ----------------

                        Total Current Assets                                 14,751,380         11,700,318

   Equipment and Furniture, net of accumulated
        depreciation of $1,087,859 and $768,629                                 662,837            879,753

   Capitalized Software, net of accumulated
        amortization of $5,144,758 and $4,650,197                               658,888            817,988
                                                                        ----------------   ----------------

                        Total Assets                                  $      16,073,105  $      13,398,059
                                                                        ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
                     Accounts payable - trade                         $       2,321,455  $       2,057,002
                     Accrued and other liabilities                              952,790            763,948
                     Current portion of notes payable                         1,294,356          1,279,000
                                                                        ----------------   ----------------

                        Total Current Liabilities                             4,568,601          4,099,950

   Long-Term Notes Payable                                                      112,750            216,356

   Deferred Rent                                                                 47,174             65,706

   Stockholders' Equity:
                     Preferred stock, $.01 par value, 250,000 shares
                           authorized, 26,771 and 40,224 shares
                           issued and outstanding                               755,354          1,154,658
                     Common stock, $.01 par value, 20,000,000 shares
                           authorized, 8,432,962 and 5,341,352 shares
                           issued and outstanding                                84,330             53,413
                     Additional paid-in capital - common stock               21,398,049         18,702,013
                     Accumulated deficit                                    (10,893,153)       (10,894,037)
                                                                        ----------------   ----------------

                        Total Stockholders' Equity                           11,344,580          9,016,047
                                                                        ----------------   ----------------

                        Total Liabilities and Stockholders' Equity    $      16,073,105  $      13,398,059
                                                                        ================   ================


                     The accompanying notes are an integral part of these statements.

                                       1



                                             GLOBALINK, INC.
                                         STATEMENTS OF OPERATIONS

                                                                                Three Months Ended
                                                                                  September 30,
                                                                             1997               1996
                                                                        ----------------   ----------------
                                                                          (Unaudited)        (Unaudited)

Product sales (net of returns and allowances)                         $       3,819,057  $       3,650,517
Translation service revenue                                                     371,892            540,176
                                                                        ----------------   ----------------
                                                                              4,190,949          4,190,693
Costs and Expenses:
                   Cost of products sold                                        375,006            496,963
                   Amortization of capitalized software                         136,554            184,073
                   Direct labor and fringes                                     218,336            287,642
                   Development                                                  216,448            347,477
                   Selling, marketing and other                               2,147,235          2,093,365
                   Administrative                                               894,512            864,187
                                                                        ----------------   ----------------
                                                                              3,988,091          4,273,707
                                                                        ----------------   ----------------

Income (Loss) From Operations                                                   202,858            (83,014)

                              Interest expense, net                              (2,130)           (15,938)
                                                                        ----------------   ----------------

Income (Loss) Before Income Taxes                                               200,728            (98,952)

                              Income tax expense                                      0                  0
                                                                        ----------------   ----------------

Net Income (Loss)                                                     $         200,728  $         (98,952)
                                                                        ================   ================

Preferred Stock Dividends                                                       (17,787)                 0
                                                                        ----------------   ----------------

Net Income (Loss) Applicable to Common Shares                         $         182,941  $         (98,952)
                                                                        ================   ================

Earnings (Loss) Per Common Share                                      $            0.03  $           (0.02)
                                                                        ================   ================

Average number of common shares and common share
   equivalents outstanding during the period                                  6,869,022          5,341,352
                                                                        ================   ================










                     The accompanying notes are an integral part of these statements.

                                       2



                                             GLOBALINK, INC.
                                         STATEMENTS OF OPERATIONS

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             1997               1996
                                                                        ----------------   ----------------
                                                                          (Unaudited)        (Unaudited)


Product sales (net of returns and allowances)                         $      10,387,308  $      10,925,914
Translation service revenue                                                     970,959          1,019,509
                                                                        ----------------   ----------------
                                                                             11,358,267         11,945,423
Costs and Expenses:
                   Cost of products sold                                      1,236,722          1,363,692
                   Amortization of capitalized software                         494,561            438,215
                   Direct labor and fringes                                     440,900            546,223
                   Development                                                  654,272          1,074,504
                   Selling, marketing and other                               5,809,842          6,079,346
                   Administrative                                             2,706,182          2,405,155
                                                                        ----------------   ----------------
                                                                             11,342,479         11,907,135
                                                                        ----------------   ----------------

Income From Operations                                                           15,788             38,288

                              Interest expense, net                             (14,904)           (15,557)
                                                                        ----------------   ----------------

Income Before Income Taxes                                                          884             22,731

                              Income tax expense                                      0                  0
                                                                        ----------------   ----------------

Net Income                                                            $             884  $          22,731
                                                                        ================   ================

Preferred Stock Dividends                                                       (74,330)                 0
                                                                        ----------------   ----------------

Net (Loss) Income Applicable to Common Shares                         $         (73,446) $          22,731
                                                                        ================   ================

(Loss) Earnings Per Common Share                                      $           (0.01) $            0.00
                                                                        ================   ================

Average number of common shares and common share
   equivalents outstanding during the period                                  6,115,579          5,340,876
                                                                        ================   ================










                     The accompanying notes are an integral part of these statements.

                                       3



                                             GLOBALINK, INC.
                                         STATEMENTS OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             1997               1996
                                                                        ----------------   ----------------
                                                                          (Unaudited)        (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net income (loss)                                                   $             884  $          22,731
                                                                        ----------------   ----------------
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities
              Amortization of capitalized software                              494,561            438,215
              Depreciation                                                      319,230            268,282
              Change in Assets and Liabilities
                   Increase in accounts receivable                           (3,230,391)        (2,799,978)
                   Decrease (increase) in inventories                           181,669           (125,907)
                   Increase in prepaid expenses and deposits                   (245,327)           (93,922)
                   Increase in other receivables                               (246,274)           (31,190)
                   Increase in accounts payable                                 264,453            285,139
                   Increase in accrued and other liabilities                    188,842             53,392
                   Decrease in deferred rent                                    (18,532)           (12,496)
                                                                        ----------------   ----------------

                   Total Adjustments                                         (2,291,769)        (2,018,465)
                                                                        ----------------   ----------------

                   Net cash used in operating activities                     (2,290,885)        (1,995,734)
                                                                        ----------------   ----------------

Cash flows from investing activities
  Decrease in marketable securities                                                   0          1,179,237
  Increase in capitalized software                                             (335,461)          (341,404)
  Capital expenditures for equipment and furniture                             (102,314)          (206,368)
                                                                        ----------------   ----------------

                   Net cash provided by (used in) investing activities         (437,775)           631,465
                                                                        ----------------   ----------------

Cash flows from financing activities
  Issuance of preferred stock                                                 2,381,776                  0
  Issuance of common stock                                                       20,203            162,721
  Preferred stock dividends                                                     (74,330)                 0
  (Repayment) Issuance of debt                                                  (88,250)           433,750
                                                                        ----------------   ----------------

                   Net cash provided by financing activities                  2,239,399            596,471
                                                                        ----------------   ----------------

                   Net decrease in cash and cash equivalents                   (489,261)          (767,798)

Cash and cash equivalents at beginning of period                              1,606,088            819,846
                                                                        ----------------   ----------------

Cash and cash equivalents at end of period                            $       1,116,827  $          52,048
                                                                        ================   ================



                     The accompanying notes are an integral part of these statements.

                                       4

                                 GLOBALINK, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

NOTE A -- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 1996.

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

The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share," which will be effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires that public companies present basic and diluted earnings per share, which are computed differently than the currently used primary and fully diluted earnings per share. The most significant difference in the computation for the Company is the exclusion of the effect of dilutive stock options from the computation of basic earnings per share. Basic and diluted earnings per share for the quarters ended September 30, 1997 and 1996, would not have been different than the earnings per common share reported for those periods.

NOTE C - Related Party Transactions

During 1996, the Company loaned $95,000 to two officers. One officer was loaned $25,000 at an interest rate of 9-1/4%, which is payable on demand. A second officer was loaned $70,000 at an interest rate of 8% in two separate promissory notes, which are both payable on demand. In January and April 1997, the second officer was loaned an additional $110,000 and $125,000, respectively, at an interest rate of prime plus 1%, which are both payable on demand.

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

2.       Prepaid Warrants Issued

During 1996, the Company sold three prepaid warrants to a private fund in the amount of $500,000 each for a total of $1,500,000. Each warrant is convertible into shares of common stock at the lower of $5.25 per share, or 85% of the arithmetic average of the prior five days closing prices. As part of the agreement, the Company also issued 33,613 options at an exercise price of $5.25 per share to the private fund. The options have a term of four years. In addition, the Company issued 20,000 options at an exercise price of $5.25 per share to both Tanner Unman Securities, Inc., and Prudential Securities, Inc., both of whom facilitated the agreement with the private fund. These options also have a term of four years. As of September 30, 1997, the private fund had converted the prepaid warrants into 526,832 shares of common stock.

3.       Preferred Stock Issued

During 1996, the Company's Board of Directors approved a private placement of Series A-2, 8% convertible, redeemable preferred stock and associated stock warrants. Dividends on the preferred stock are cumulative and payable annually in arrears, beginning January 1, 1998, in either cash or additional shares of preferred stock, at the option of the Company. The dividend is calculated as 8% of the book value of the stock, based on its original trading price. The preferred stock is convertible into ten shares of common stock any time after 30 days from the date of issuance. Any unconverted preferred stock remaining at January 1, 2002, will automatically be converted into ten shares of common stock per preferred share at that time. Each share of preferred stock was also issued with one warrant entitling the holder to purchase ten shares of common stock each at $4.18 per share. At September 30, 1997, and December 31, 1996, the Company had outstanding 26,771 and 40,224 shares of Series A-2 preferred stock and 44,415 and 40,224 associated stock warrants, respectively.

In March 1997, the Company's Board of Directors approved a private placement of Series A-3, convertible, redeemable preferred stock and associated stock warrants. The Company sold 2,502 shares of Series A-3 preferred stock to a private fund for a total of $2,502,000. Each share is convertible into shares of common stock at the lower of $3.44 per share, or 85% of the arithmetic average of the prior five days closing prices. As part of the agreement, the Company also issued 85,568 options at an exercise price of $4.30 per share to the private fund. The options have a term of four years. In addition, the Company issued 25,020 options at an exercise price of $3.44 per share to Tanner Unman Securities, Inc., and 20,000 options at an exercise price of $4.30 per share to Prudential Securities, Inc., both of whom facilitated the agreement with the private fund. These options also have a term of four years. As of September 30, 1997, the private fund had converted the Series A-3 preferred stock into 2,382,268 shares of common stock.

NOTE F - Export Sales

The Company sells software abroad through distributors, dealers and mail orders. During the nine months ended September 30, 1997, export sales to Brazil totaled $3,102,000, or approximately 27% of net sales. During the corresponding period in 1996, export sales to France and Germany totaled $2,096,000 and $1,529,000, respectively, or approximately 18% and 13% of total sales, respectively. Total export sales for the nine months ended September 30, 1997 and 1996, were approximately $6,782,000 and $6,427,000, respectively. Substantially all sales are completed in U.S. Dollars.

NOTE G - Concentration of Credit Risk

Due to the nature of the Company's business, sales to a few customers, primarily software distributors, have accounted for a significant percentage of the Company's sales. During the nine months ended September 30, 1997, two customers accounted for 30% of net sales. During the corresponding period in 1996, three customers accounted for 38% of net sales. Accounts receivable at September 30, 1997, and December 31, 1996, include approximately $4,812,000 and $3,981,000, respectively, in amounts due from three customers.

NOTE H - Software Revenue Recognition

The Accounting Standards Executive Committee has issued SOP 97-2, "Software Revenue Recognition," which will be effective for financial statements issued for periods ending after December 15, 1997. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. The adoption of SOP 97-2 is not expected to have a material impact on the Company's financial statements.

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This Form 10-QSB contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-QSB pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties including, but not limited to, the timely availability of new products, market acceptance of the Company's existing products and products under development, the impact of competing products and pricing, the availability of sufficient resources including short- and long-term financing to carry out the Company's product development and marketing plans, and quarterly fluctuations in operating results. The Company's actual results in future periods may be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities' values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-QSB, please refer to the Company's most recent Form 10-KSB and the Company's other filings with the Securities and Exchange Commission.

The Company's ability to generate increased revenue and to fund planned expenditures is dependent on a number of factors, many of which are outside its control. Revenue growth and profitability, if any, will depend on the ability of the Company to develop and market new products and product enhancements, demand for the Company's products, the level of product and price competition, the success of the Company in attracting and retaining motivated and qualified personnel, the ability of the Company to control its costs and general economic conditions. There can be no assurance that the Company will meet such challenges successfully. Any of these or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

The Registrant's net income for the three months ended September 30, 1997, was $201,000 compared to a net loss of $99,000 for the corresponding period in 1996. Revenues for the same three month period remained unchanged at $4,191,000. For the nine months ended September 30, 1997, the net income was $1,000 compared to net income of $23,000 for the corresponding period in 1996. Revenues for the same nine month period decreased 5% to $11,358,000 from $11,945,000.

Product sales for the three months ended September 30, 1997, increased 5% to $3,819,000 from $3,651,000 for the corresponding period in the prior year. For the nine months ended September 30, 1997, product sales decreased 5% to $10,387,000 from $10,926,000 for the corresponding period in the prior year. The decrease resulted primarily from the Company's increased efforts to reduce distributor inventory in the channels, align sell-through campaigns with sales of products into the channels, and collect existing receivable balances to provide for more consistent sales cycles. The Company continues to open new distributor channels, increase growth in the existing distributor channels and pursue additional OEM opportunities. The Language Assistant Series Localized version and the Power Translator and Language Assistant Series versions for Windows in CD-ROM media have been the primary vehicle for sales to the Company's distributors and have been well accepted. In addition, the Company introduced Power Translator 6.0 in June 1996, Talk to Me in December 1996, Power Translator Pro 6.2 in March 1997, and Language Assistant 2.0 in September 1997, all of which have also been well accepted and contributed to sales during the period ended September 30, 1997.

International sales for the three months ended September 30, 1997, increased 45% to $2,774,000 from $1,915,000 for the corresponding period in 1996. For the nine months ended September 30, 1997, international sales increased 6% to $6,782,000 from $6,427,000 for the corresponding period in 1996. The primary exports have been to Europe, Canada and Latin America. International sales have been primarily attributable to further development of the Company's network of international distributors, along with additional OEM contracts entered into in Latin America and Europe. In addition, the Company's introduction of a Portuguese version of Power Translator Pro 6.2 in March 1997 has been very well accepted in Brazil. The Company has also shifted its focus in Europe away from the exclusive use of key major distributors towards smaller, more active, second tier distributors who are better able to promote and sell its products into the retail channel of their respective geographical locations.

Translation service revenue for the three months ended September 30, 1997, decreased 31% to $372,000 from $540,000 for the corresponding period in the prior year. For the nine months ended September 30, 1997, translation service revenue decreased 5% to $971,000 from $1,020,000 for the corresponding period in 1996.

Sales returns and allowances decreased to $2,490,000 for the nine months ended September 30, 1997, compared to $3,114,000 for the corresponding period in 1996, primarily due to the decrease in product sales. The Company has continued its efforts to reduce distributor inventory and align sell-through campaigns with sales of products into the channels. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continuously monitors these programs and makes appropriate accruals monthly to handle future distribution stock balancing. The following table shows the gross product sales, returns and net product sales for the periods indicated.


                                              Nine months ended September 30,
                                               1997                    1996
                                          --------------------------------------
    Gross Product Sales                   $  12,877,000            $ 14,040,000
    Returns                                  (2,490,000)             (3,114,000)
                                          --------------------------------------
    Net Product Sales                     $  10,387,000            $ 10,926,000
                                          --------------------------------------

Cost of products sold for the three months ended September 30, 1997, decreased 25% to $375,000 from $497,000 for the corresponding period in the prior year. For the nine months ended September 30, 1997, cost of products sold decreased 9% to $1,237,000 from $1,364,000 for the corresponding period in the prior year. The decrease in cost of products sold was primarily due to decreased product sales. This was partially offset by the increased costs of certain products due to associated royalties for the licensing of products, such as Talk to Me, and various features, such as speech recognition and word processing filters in other products. Gross profit margin was 90% for the three months ended September 30, 1997, compared to 88% for the corresponding period in 1996. For the nine months ended September 30, 1997, gross profit margin was 89% compared to 89% for the corresponding period in 1996.

Amortization of capitalized software for the three months ended September 30, 1997, decreased 26% to $137,000 from $184,000 for the corresponding period in the prior year. For the nine months ended September 30, 1997, amortization of capitalized software increased 13% to $495,000 from $438,000 for the corresponding period in the prior year. The increase is due to the release of new products in the latter part of 1996 and in March and September of 1997 for which previously capitalized software development costs began to be amortized. This was partially offset by the impact of certain previously capitalized software development costs becoming fully amortized in June of 1997.

Direct labor and fringes, which principally include charges for independent and in-house translators within the translation services group, decreased 24% for the three months ended September 30, 1997, to $218,000 from $288,000 for the corresponding period in 1996. For the nine months ended September 30, 1997, direct labor and fringes decreased 19% to $441,000 from $546,000 for the corresponding period in 1996. These expenses decreased from 54% to 45% as a percentage of Translation Services revenues. This decrease was primarily attributable to fluctuations in the number and relative size of jobs being performed, as the gross margin varies with the size of the job. The Company has experienced an increase in the number of larger jobs being performed, which carry a higher gross margin.

Product development expenses, which consist of the current cost of non-capitalizable development expenses, decreased 38% for the three months ended September 30, 1997, to $216,000 from $347,000 for the corresponding period in the prior year. For the nine months ended September 30, 1997, product development expenses decreased 39% to $654,000 from $1,075,000 for the corresponding period in the prior year. The decrease was a result of the Company's completion of several new products resulting in reduced costs associated with certain outside consultants who were assisting in the development of those products.

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales, increased 3%, or $54,000, to $2,147,000 for the three months ended September 30, 1997, from $2,093,000 for the corresponding period in 1996. For the nine months ended September 30, 1997, selling, marketing and other expenses decreased 4%, or $269,000, to $5,810,000 from $6,079,000 for the corresponding period in 1996.
This decrease was primarily attributable to the Company's increased focus of fiscal resources on more effective promotion and advertising programs, particularly in print media and retail store promotions.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the three months ended September 30, 1997, these expenses increased 3%, or $31,000, to $895,000 from $864,000 for the corresponding period in the prior year. For the nine months ended September 30, 1997, these expenses increased 13%, or $301,000, to $2,706,000 from $2,405,000 for the corresponding period in the prior year. The increases occurred primarily in the areas of payroll, legal fees, insurance costs, rent and depreciation as a result of additional expenses incurred to support the anticipated growth of the Company.

Interest expense was $2,000 for the three months ended September 30, 1997, compared to $16,000 for the corresponding period in 1996. For the nine months ended September 30, 1997, interest expense was $15,000 compared to $16,000 for the corresponding period in 1996. This was due to interest expense incurred as a result of draws on the Company's revolving and equipment lines of credit.

Income Tax Expense

No provision for income taxes was required due to the Company's net operating loss ("NOL") carryforwards. Approximately $9,084,000 of NOL carryforwards existed at December 31, 1996. Accordingly, the NOL carryforwards at September 30, 1997, are sufficient to cover any potential income tax expense generated as a result of the earnings as reported.

Liquidity and Financial Resources

The Company anticipates that the net proceeds from the private placements in October and December 1996 and March 1997, together with cash flow from operations, existing cash balances, and periodic borrowings under the Company's bank line of credit will be adequate to meet the Company's expected cash requirements through 1997. In addition, the Company raised $1,000,000 in a private placement of 727,274 units in October 1997. Each unit consisted of one share of common stock and one warrant which entitles the holder to purchase one share of common stock at an exercise price of $1.75.

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

If additional funds are raised through the issuance of equity or convertible securities, the Company's current shareholders will experience additional dilution. While management of the Company believes additional funding will be available if and when needed, there can be no assurance that additional financing will be available on terms acceptable to the Company, if at all. The inability to obtain additional financing, if and when needed, would have a material adverse effect on the Company, including possibly requiring the Company to curtail or cease operations.

The Company has experienced certain payment delays from some of its OEM customers. One European customer, which represents approximately $1,500,000 of overdue receivables, has stated a need for further delays in payment. Company executives have held face-to-face meetings with such customer in an attempt to expedite payment. Concurrent with such efforts, the Company is preparing legal remedies should business solutions prove unsuccessful or require other future payment plans. Investigation into the viability and financial strength of this customer suggests that it is able to meet its financial obligations.

The Company has secured a $3,000,000 revolving line of credit and a $750,000 equipment line of credit with First Union National Bank. As of September 30, 1997, the Company had $1,000,000 outstanding under the revolving line of credit, which is being used to finance its short term working capital needs. In addition, the Company had $488,000 outstanding under the equipment line of credit, which was used to pay off prior financing of equipment purchases and to finance additional equipment purchases.

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



                                            GLOBALINK, INC.
                                            (Registrant)




Date:  November 12, 1997                    By:/s/Mark A. Paiewonsky
                                            ------------------------
                                            Mark A. Paiewonsky
                                            Chief Financial & Accounting Officer