Form 10KSB
period 1997-12-31
GLOBALINK INC
filed 1998-03-18
CIK 899679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   X   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
------
       1934 For the fiscal year ended: December 31, 1997
                                      ------------------

______ Transition report under Section 13 or 15(d) of the Securities Exchange

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


Securities registered pursuant to Section 12(b) of the Exchange Act:Common Stock Securities registered pursuant to Section 12(g) of the Exchange Act:none

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirementsfor the past 90 days.

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


 State the issuer's revenues for the most recent fiscal year:   $14,729,000
 State the aggregate market value of the voting stock held by non-affiliates of the registrant: $15,973,701 based on the closing price on February 27, 1998.

 Indicate the number of shares outstanding of each of the issuer's classes of common equity: Common Stock, par value $.01 per share --
                   9,160,236 as of February 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1997, are incorporated by reference into Part III hereof.

Portions of the Registrant's Registration Statement number 33-60296 filed with the Securities and Exchange Commission on Form SB-2 are incorporated by reference into Part IV hereof.

                                 GLOBALINK, INC.
                                TABLE OF CONTENTS

                          Annual Report on Form 10-KSB
                   For the Fiscal Year ended December 31, 1997

Part I                                                                  Page No.

Item 1.    Business.................................................         3

Item 2     Properties...............................................        11

Item 3     Legal Proceedings........................................        11

Item 4     Submission of Matters to a Vote of Security Holders......        11

Item 4(a)  Directors and Executive Officers of the Registrant.......        11


Part II

Item 5     Market for Registrant's Common Equity and Related
           Stockholder's Matters....................................        14

Item 6     Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................        15

Item 7     Financial Statements and Supplementary Data..............        21

Item 8     Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.................................        21

Part III

Item 9     Directors, Executive Officers of the Registrant..........        22

Item 10    Executive Compensation...................................        22

Item 11    Security Ownership of Certain  Beneficial Owners and
           Management...............................................        22

Item 12    Certain Relationships and Related Transactions...........        22


Part IV

Item 13    Exhibits and Reports on Form 8-K ........................        23

                                     PART I

ITEM 1     BUSINESS


The Company

Globalink, Inc. ("Globalink" or "the Company") is a leading provider of products and services that help businesses and individuals overcome language barriers. The Company designs, develops, publishes, markets and supports translation and language learning software; provides real-time translations to Internet users through its Comprende service; and provides professional translation services through the Globalink Translation Services Division and the Globalink Translation Alliance. With an extensive range of software and service offerings, Globalink helps corporations, government agencies, large organizations, students, educators and small businesses solve language problems. The Company currently markets bi-directional software for creating draft translations between English and French, German, Italian, Portuguese and Spanish, as well as language learning software for English, French, German and Spanish. The Company continues to develop new generations of its core translation technology while also bringing new applications of that technology and related technologies to market, providing advanced and affordable translation software and language learning software for its customers.

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


Background

As the global economy has continued to expand, so too has the need to share information. As post- industrial economies are transforming into information economies, data is increasingly a vital asset. Timely access to pertinent information is essential for the "knowledge workers" of these new economies. The growth of the Internet has played a significant role in this new wave of information processing. E- mail messages, Web sites, and HTML and word processing documents are rapidly becoming international in the audience they address, as they are disseminated over the Internet. While the Internet enables the flow of information across national and cultural boundaries, communication still requires overcoming the language barrier. As a leading provider of machine translation technology, the Company sees growth opportunities in providing tools to enable communication. Machine translation, also known as "MT," is the process of converting text from one language to another with a computer. Today, humans still perform most translations. However, demand for translations is already beginning to outpace supply, and as more information is digitally created and transmitted, alternative translation methods will play a larger role. In the case of the Internet and e-business, the need for high-volume, real-time translations makes machine translation solutions particularly important.

The introduction of powerful new personal computers and workstations has helped this trend, by allowing the development of PC-based MT functions that had previously been mainframe dependent. The widespread acceptance of these powerful new personal computers, and their increasing use as communication devices, has rapidly increased demand for low-cost, PC-based MT software.

Machine Translation (MT) Technology

Machine Translation (MT), the automated process of translating from one natural language to another, is the earliest type of natural language processing. Unlike software that merely looks up words in a dictionary, MT grammatically analyzes the original language text (source language) and automatically generates corresponding text in the target language desired. This output may then be displayed on- screen, printed (with or without the corresponding source language), e-mailed or posted on a Web site, among other options. Globalink's translation applications use three sets of data: the input text, the translation program and permanent knowledge sources (containing a dictionary of words and phrases of the source language), and information about the concepts evoked by the dictionary and rules for sentence development. These rules are in the form of linguistic rules for syntax and grammar, and some are algorithms governing verb conjugation, syntax adjustment, gender and number agreement and word reordering. Once the user has selected the source text and initiated the machine translation process the program begins to match words of the input text with those stored in its dictionary. Upon finding a match, the application brings up a complete record that includes information on possible meanings of the word and its contextual relationship to other words that occur in the same sentence. The time required for the translation depends on the length of the text and the system running the software.


Globalink's Products -- Core Technology

Globalink translation software products and services (Comprende(TM), Globalink Language Assistant(TM), Globalink Power Translator(R), Globalink Power Translator(R) Pro and Globalink Web Translator(TM)) provide high-speed, computer-assisted draft translations for a wide range of applications. When used with customized Subject Dictionaries, Globalink translation software will create acceptable draft translations of scientific, technical, or commercial texts. The texts should use clearly written, grammatically correct, declarative sentences. The Company's software is not intended for use in translating literary works or poetry.

The most recent versions of these products are based on Globalink's proprietary Barcelona technology. The innovation of Globalink's Barcelona technology, with its modular architecture of linguistics and programming components, allows for unprecedented growth in the development of both the core translation technology and new language pairs. In addition, Globalink's research efforts currently underway in the areas of context-free parsing, transformational morphology, statistical analysis, and large-corpus lexicography promise to set a new standard for future machine translation systems and the MT industry.

Globalink translation programs convert the original text into the selected target language, utilizing the machine translation dictionaries as lexical databases. Users can translate entire documents with a single command, or translate selections or single sentences from the document. Documents can be created using the built-in editor of the program, or can be imported from most popular word processors, using import filters that retain formatting. In addition, some of the Company's programs allow users to operate the program from within a word processor (e.g. Microsoft Word for Windows). Similarly, Web Translator and Comprende let users translate Web pages as they surf the Internet. Other features allow for translation of e-mail messages and chat rooms.

All of Globalink's translation programs seek to be user-friendly and to generate quality draft translations. Users can add new terms to the dictionaries or modify existing terms. They can also create special Subject Dictionaries or purchase them from Globalink. In programs such as Power Translator, the texts are displayed in a split screen, facilitating review of the source text and the target text. Similarly, the built in editor, with special features for entering accented and foreign character entry, make it easy to edit translations on-screen. During the editing process, users can access alternative translations or synonyms for terms in the source language that would result in translations that are more accurate.

Special translation algorithms will perform multiple translations of a word in a sentence based on parts of speech. Other translation features include: component analysis of German compound nouns, the disambiguation of terms with multiple parts of speech, automatic inflection of semantic units, and other automatic grammatical functions.

The software products also contain a special reference component that will display parts of speech, translations and other grammatical information for any term in the dictionary.


Market Strategy

Globalink's objective is to become the world's leading provider of translation and language solutions. The Company's target market areas are professional, governmental, educational, industry, and consumer mass markets. Globalink translation software products are designed to emphasize quality translation, adaptability to the end user, integration with market-leading applications (such as Web browsers, e-mail packages, word processors and online offerings) and affordability, thus creating high utility and value for users.

Current Globalink products and others under development are available on a wide variety of computer platforms including IBM PCs and compatibles under Windows and  Internet-based  offerings  that  are  functional  across  platforms.  These products and services deliver high productivity through rapid draft translations. The Company's products and services cover a range in price for large organizations as well as for general consumers. The Company plans to continue to broaden its product offerings with more language pairs, enhancements to its existing products, and new products and services for areas such as e-business.

The Company sells its products and services primarily through worldwide non-exclusive distributor/dealer channels and original equipment manufacturer
(OEM) agreements. All distributors have agreed to purchase inventory of products upon execution of their respective distributor agreements. The Company is broadening its distribution through expansion of its distribution/dealer channels, direct sales efforts nationally, OEM agreements, on-line (Internet-based) sales channels and extensive promotional programs.


Products

         Globalink Comprende is a real-time translation service that uses the global medium of the Internet to bring down the last barrier separating people: language. This real-time translation service gives account holders the capability to translate documents, web pages, electronic mail, newsgroups, and even chat. Comprende account holders can surf the Internet in any of the offered languages, turning the service on and off as needed. The process of translation through the Internet is simple for account holders. Once logged on, the Globalink server systems will remotely retrieve web pages, e-mail, documents, newsgroup content, or chat dialogue on demand, run it through the Comprende translation engine, and return the page contents to the user for viewing. Currently, the service offers translation for the following language pairs: French{}English, German{}English, Italian{}English, Portuguese{}English and Spanish{}English.

         Globalink Intranet Translator(TM) is a product for corporate Intranets which translates e-mail messages, web pages, word processor files and other documents. Language pairs supported are French{}English, German{}English, Italian{}English, Portuguese{}English and Spanish{}English. Chinese, Japanese and Russian are in development. Globalink Intranet Translator is compatible with most Windows applications, including the leading office suites, e- mail packages, Web browsers and groupware packages. The server portion of Globalink Intranet Translator currently runs on Windows NT, while desktop clients using Windows 3.X, Windows 95 or Windows NT interact with the server. Because Globalink Intranet Translator is Intranet- based, information services (IS) departments can maintain and control deployment of computer-based translation capabilities while providing similar, scaleable support for "clients" on workstations or notebook computers located anywhere throughout the enterprise. This architecture also allows customers to develop and control customized dictionaries.

         Globalink Power Translator(R) and Globalink Power Translator(R) Pro (versions 6.x) Globalink Power Translator is the Company's newest shrink-wrapped retail product, and raises the bar significantly by offering tremendous value at an aggressive price. The product creates draft translations of documents, e-mail, Web pages and more. With four or five language pairs in one box-- French{}English, German{}English, Italian{}English, Portuguese{}English and Spanish{}English--it is easy to translate almost any text. Globalink Power Translator customers can create new documents, import files from other applications, or install it to work within Microsoft Word or Corel WordPerfect. Globalink Power Translator also includes a utility for translating within e-mail applications, a special version of Globalink Web Translator(TM) (see below), and a Conversation utility. Advanced features allow the user to create, prioritize and modify dictionaries; edit documents interactively; and look up or inflect words. Globalink Power Translator uses the Globalink Barcelona(TM) technology and runs on Windows 95 or NT systems.

         Globalink Power Translator 5.1 is a similar product to Globalink Power Translator 6.x (above), but is for Windows 3.1 systems. The product includes three language pairs: French{}English, German{}English and Spanish{}English.

         Globalink Language Assistant is targeted at consumers purchasing software through traditional (e.g. superstores) and emerging (such as mass merchants) retail outlets. The low price point and appealing feature set make the product perfect for students, travelers, pen pals, and home computer users. Globalink Language Assistant is useful to translate letters, articles, recipes, travel brochures, bulletins and more. A complete suite of reference tools gives users instant help when writing, studying, or translating. Globalink Language Assistant products have extensive grammar help, including an on-line grammar "reference book" to help users get better translation quality. Bilingual dictionaries can easily be customized by adding new words and phrases, or by modifying existing entries. Finally, for writing in a foreign language or entering new foreign words to dictionaries, the program contains an accented character utility.

         Globalink Web Translator(TM) is a browser add-on for translating Web sites. Users can research companies and markets, plan a vacation, broaden their horizons, or just have fun. The product applies the Company's core MT technology to business tasks such as finding and understanding information from news bureaus, resorts, embassies, libraries, museums, and more. Translations are draft-quality, providing an understandable translation of the foreign language site. Translated pages maintain all hotlinks, graphics, and formatting of the original pages. Globalink Web Translator works with Netscape Navigator and Microsoft Internet Explorer and translates while on-line so users do not have to exit their browser. Versions for Italian to and from English and Portuguese (Brazilian) to and from English are also available. Runs on Windows 3.1, Windows 95 or Windows NT.

         Globalink Talk to Me(TM) - In response to market demand and customer requests for language learning titles, Globalink offers Talk to Me. Just as MT software helps customers to overcome language barriers by producing draft translations, language learning software helps users bridge the language gap by developing foreign language skills. Globalink Talk to Me is published in conjunction with Auralog, a privately held French company. The program was developed in conjunction with leading educational institutions in Europe, including the Sorbonne, the University of Bristol and the Goethe Institute.

         Speaking a foreign language like a native is one thing. Understanding what native speakers are saying is quite another. Globalink Talk to Me is the one interactive language learning program that does both: teaches users how to listen and to talk. Using unique speech recognition technology, Globalink Talk to Me lets users actually see voiceprints of native speakers, then record a voiceprint of their own pronunciation. Through imitation, repetition and comparison, users can perfect their pronunciation. At the same time, the program helps to train the ear to hear subtle nuances and differences in the pronunciation of phrases, words and even syllables. Globalink Talk to Me includes adjustable self-paced challenge levels, interactive dialogues involving real-life situations, and language learning games that help reinforce vocabulary, spelling and listening skills. Languages available: English, French, German and Spanish. Runs on Windows 3.1 and Windows 95.

         New Products--During 1998, Globalink plans to release a variety of new products and services. These new offerings will include updated versions of existing products, new language pairs (such as French{}German and Spanish{}Portuguese) within the Barcelona technology for use across multiple product lines, and extended services, with heavy emphasis on the Internet/Intranet/Extranet environment, and the market segments of e-business and online communication. In addition, Globalink plans to put significant emphasis on continued development of its core Barcelona technology, expanding its functionality and increasing both speed and translation quality. These improvements in the Barcelona technology will eventually be visible in all Globalink products and services.


Sales,  Marketing and Distribution

The Company markets and sells its software products through a variety of channels. This includes sales to distributors who in turn provide products to retailers or value added resellers (VARs) who sell to end users or the public. In order to accomplish this channel sales process the Company employs not only an experienced internal retail and distribution sales team but the services of merchandising representatives who call on retail establishments. The Company also participates in trade shows and invests in advertising and other promotional activities. The Company continues to expand the sales channels it uses, with particular focus on Internet-related direct channels and VAR and ISP partnerships.

Promotional cost is the single largest expense of software product marketing. Furthermore, product promotion is a continuing business activity and increases proportionally with increases in revenue. Consequently, the success of the Company's promotional programs are directly related to the success of the Company.

Promotion and Advertising

The Company's success to date has been a result of careful expenditures on advertising and promotion controlled by limited budgets. With the recent private equity placements, the Company has been able to continue investing in aggressive advertising campaigns and promotions. This has included expanded public relations programs, extended advertising in general business publications, as well as known trade journals, and increased use of free or general news coverage publicity.

Currently,   the  Company's  promotion  and  advertising  programs  include  the following:

        Advertising - Product advertising appears at different times in different media, as the Company performs targeted marketing. For example, campaigns have included ads in trade magazines, regional promotions and promotions targeting specific demographic sectors. Catalog advertising continues at a high rate in known industry and trade catalogs. Online advertising and promotions will continue to increase in importance in 1998.

        Direct Mail - The Company invests in direct mail programs to increase sales and exposure for its product lines. This includes programs by industry and by demographic profiles of known buyers.

        Exhibits - CeBIT and other European trade shows highlight the company's participation in several local, national and international trade shows. In addition to Company expenditures, many of the distributors and agents employed by the Company participate in local exhibits. Globalink is also the Official Translation Company of the Internet World shows in Latin America and Europe.

        Public Relations - The Company continues to expand its public relations programs to educate the general marketplace. These include the employment of free lance public relations agents or specialized companies throughout the world.


Distributors

The Company currently has a number of worldwide distributors who are major players typical of the type engaged by the world's significant software manufacturers. These include the larger international distributors such as Ingram Micro, Merisel and TechData, and various second-tier distributors. In less developed parts of the world the Company uses regional or local distributors. In parts of Europe and South America the Company uses agents to represent its interests.


Product Development

Since inception, the Company has made substantial investments in product development. To date, the Company's products have been developed by its internal product development staff and independent contractors. The Company believes that timely development of new products and enhancements to existing products is essential to maintaining a competitive position in the market.

The Company currently has a staff of nineteen (19) development personnel located in the Research and Development facility in San Diego, California. The Company is focusing its development efforts in two areas: first, in the development of algorithms to improve the translation quality and second, in the development of new language pairs to expand current markets or enter new markets.

Competition

Competition in the PC software industry in general is intense and includes not only competition between similar product companies but all PC software companies for retail shelf space in general. The same battle for mindshare is now also being waged in online environments. Thus the Company's competitors include not only other companies who produce and market machine translation products but also virtually all software companies who compete for shelf space in computer software retailers, and translation services marketed on the Internet.

Within the software industry, several manufacturers have made public statements of their intent to produce or market machine translation products. These companies include Microsoft, Novell and IBM. Among direct PC software competitors there are a dozen or more companies, including Logos, Systran and Transparent Language Inc., who market machine translation software products that compete either in the PC marketplace or the online marketplace.

Globalink holds a strong position in the retail marketplace for machine translation software. The Company believes it has successfully pioneered and dominated an emerging software industry segment to date and can continue to do so as long as it continues to generate new and advanced products.

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

The Company has registered its "GLOBALINK" service mark and trademark in the United States for language translation services and computer software for foreign language translation, respectively. The Company has also registered the following marks in the United States: "POWER TRANSLATOR" for computer software for foreign language translation; "GLOBALINK THE TRANSLATION COMPANY", together with the oval logo, for computer hardware and software for language translation; "TRANSLATE DIRECT" for language translation services. The Company has applications pending for federal registration of the following marks:
"COMPRENDE", "NO COMPRENDE? NO COMPRENDE, KNOW THE WORLD", "TRANSLATEPLUS", "WEB TRANSLATOR", "GLOBALINK THE TRANSLATION COMPANY" with the flag logo, "TRANSLATION @ YOUR FINGERTIPS", the "Flag Design", and the "Comprende Design". The Company is in the process of registering the mark "GLOBALINK", together with its flag logo, in addition to the mark "WEB TRANSLATOR", in the United States, Canada, the European Community (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden and the United Kingdom) and other major international markets in Asia and South America; the first of these concerns language translation software and services, whereas the latter has been filed in connection with software. The use and registration rights of a trademark holder do not ensure that such holder has superior rights to others that may have registered or used identical related marks on related goods or services.

The Company believes that copyright protection, which generally applies whether or not a license agreement exists, is sufficient to protect the Company's rights regarding its products.


Employees

As of December 31, 1997, the Company had seventy-three (73) full-time and part-time employees including nineteen (19) in product development, thirteen
(13) in marketing and sales, twenty-six (26) in finance, administration and shipping, two (2) in customer support, and thirteen (13) in language services. The Company's future success will depend on, in part, its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that it has a satisfactory relationship with its employees.

ITEM 2     PROPERTIES

The Company leases approximately 21,100 square feet of office space in Fairfax, Virginia, pursuant to a lease that expires on August 31, 1999. This space, which allows some room for expansion, is used as the Company's headquarters and includes marketing, sales, customer support, and administrative offices. The Company also leases approximately 7,200 square feet of office space in San Diego, California, pursuant to a lease that expires on December 7, 2000. This space is primarily utilized as the Research and Development center.



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



ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the quarter ended December 31, 1997.



ITEM 4(a)  DIRECTORS AND EXECUTIVE OFFICERS OF THE  REGISTRANT


    The Directors, Executive Officers and Key Employees are as follows:

    Name                            Age            Position

    Harry E. Hagerty, Jr.     (2)    57    Chairman, Chief Executive Officer
    John  F. McCarthy, III (1)(2)    52    Director, Secretary, Vice President
    Ronald W. Johnston               51    Director, President, Chief Operating
                                           Officer
    William E. Kimberly    (1)(2)    64    Director
    Thomas W. Patterson    (1)       38    Director
    David H. Biggs                   52    Director
    Mark A. Paiewonsky               35    Chief Financial & Accounting Officer
    Philippe J. Kuperman             54    Executive Vice President of Sales &
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

Mr. Ronald W. Johnston brings over 25 years of executive experience with an emphasis on operations, administration and finance to Globalink. He has first-hand knowledge of foreign and domestic markets and an extensive background in overseas business, due in part to 11 years in senior management positions at Whittaker Corporation. Mr. Johnston joined Globalink in April 1995 as Chief
Operating Officer. In October 1997 he was promoted to President and was appointed as a director.

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

Mr. Thomas W. Patterson was appointed as a director of Globalink in March 1997 and has over fifteen years of combined experience in information security and electronic commerce. He has advised the White House, U.S. Congress, NII Committee, Departments of Defense, Treasury, Energy and Commerce, and scores of large businesses and organizations around the world. Formerly the Information Security Director for MicroElectronics and Computer Technology Corp. ("MCC") and the Chief Strategist for Electronic Commerce for IBM Corporation, Mr. Patterson is a leader in driving industry toward reasonable use of the Internet.

Mr. David H. Biggs was appointed as a director of Globalink in January 1998 and has extensive experience and expertise in the business arena. He formerly served as Vice President of Operations and Product Development at Bently Nevada Corporation where he managed operations for a number of domestic and international sites and implemented an MRP II system that is today the basis of Bently Nevada's competitive edge. He was also responsible for the MAP (Market Aimed Products) development methodology at Bently Nevada and is the author of a popular book on the same subject called Market Aimed Products. He is currently Vice President at R. D. Garwood, Inc.

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


         Calendar year 1996                  High               Low

         First Quarter..................     8.000             5.000
         Second Quarter.................     9.375             5.875
         Third Quarter..................     7.375             5.125
         Fourth Quarter.................     5.750             2.750


         Calendar year 1997                  High               Low

         First Quarter..................     4.312             2.875
         Second Quarter.................     4.000             3.125
         Third Quarter..................     3.562             1.125
         Fourth Quarter.................     3.500             1.688


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


As of February 27, 1998, there were approximately 180 holders of record of the Company's Common Stock. The Company believes that at such date there were in excess of 2,700 beneficial owners of the Company's Common Stock.

ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

This Form 10-KSB contains historical information and forward-looking statements within the meaning of Section 21E of the Private Securities Litigation Reform Act of 1995, including material regarding the future business operations and projected financial results of the Company. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results to differ materially from the forward-looking statements. Such risks and uncertainties, include, but are not limited to: general business conditions and growth in the language translation industry and the economy; competitive factors, such as competing language translation software products and services, acceptance of new language translation software products and services and pricing issues; timing of language translation software product and service introductions; unanticipated costs, complications or delays in product development; fluctuations in customer demand; risk of inventory obsolescence due to shifts in market demand; risk of nonpayment of material customer receivables; continued success in current product enhancements and language translation technology advances; risks associated with the sales of products in foreign markets, including currency fluctuations; unanticipated costs or adverse effects associated with distributors, vendors and suppliers; litigation involving intellectual property, licensing and consumer issues; availability of sufficient resources including short- and long-term financing to carry out the Company's product development and marketing plans; and other unanticipated business risks and uncertainties.

Year 2000 Issue

Management has undertaken an investigation of whether the Company will be adversely impacted by the issue of whether its systems are Year 2000 compliant. Based on this review, management has determined that a material adverse impact on the Company's financial statements is unlikely. In addition, as none of the Company's products utilize dates or date fields mathematically, they are not subject to Year 2000 compliance issues.

Revenues

                                     Year Ended       Year Ended       Change
                                      12/31/97         12/31/96           %
                                    -----------      -----------      --------

Product Sales (net of returns)...    13,387,000       12,429,000            8%
Translation Services ............     1,342,000        1,547,000          -13%
                                    -----------      -----------      --------
Total Sales .....................    14,729,000       13,976,000            5%
                                    -----------      -----------      --------


Globalink's total sales increased 5% to $14,729,000 for the year ended December 31, 1997, from $13,976,000 for the year ended December 31, 1996. During 1997 the Company introduced a Portuguese version of Power Translator Pro 6.2 which has been very well accepted in Brazil. The Company continues to experience revenue pressures resulting from the increased efforts in reducing distributor inventory in the channels, aligning sell-through campaigns with sales of products into the channels and collecting existing receivable balances to provide for more consistent sales cycles.

Product sales for the year ended December 31, 1997, increased 8%, or $958,000, to $13,387,000 from $12,429,000 for the year ended December 31, 1996. U.S.
distributor channel sales increased 8% to $5,798,000 for the year ended December 31, 1997, from $5,350,000 in the prior year. The Company continues to open new distributor channels, increase growth in the existing distributor channels and pursue additional Original Equipment Manufacturer (OEM) opportunities. The
Language  Assistant  Series  Localized  version  and the  Power  Translator  and
Language Assistant Series versions for Windows in CD-ROM media have been the primary vehicles for sales to the Company's distributors and have been well accepted. In addition, the Company introduced Power Translator 6.0 in June 1996, Talk to Me in December 1996, Power Translator Pro 6.2 in March 1997 and Language Assistant 2.0 in September 1997, all of which have also been well accepted and contributed to sales in 1997.

For the year ended December 31, 1997, international sales increased 7% to $7,589,000 from $7,079,000 in the prior year. International sales represented 51% of total sales in 1997 and 1996. The primary exports have been to Europe, Canada and Latin America. In 1997, export sales to Brazil were approximately $3,159,000, or 21% of total sales. In 1996, export sales to France and Germany were approximately $2,126,000 and $1,495,000, respectively, or 15% and 11% of total sales, respectively. International sales have been primarily attributable to further development of the Company's network of international distributors, along with additional OEM contracts entered into in Latin America and Europe. In addition, the Company's introduction of a Portuguese version of Power Translator Pro 6.2 in March 1997 has been very well accepted in Brazil. The Company has also shifted its focus in Europe away from the exclusive use of key major distributors toward smaller, more active, second-tier distributors who are better able to promote and sell its products into the retail channel of their respective geographical locations.

Translation Services revenue decreased 13% to $1,342,000 for the year ended December 31, 1997, from $1,547,000 for the year ended December 31, 1996. The decrease in revenues for this group resulted from delays early in the year in obtaining larger jobs and establishing more long-term projects with the group's customers.

Throughout 1997, the Company placed increasing emphasis on developing multiple channels of distribution, including distributors, resellers, value added resellers (VARs) and OEMs. Globalink also continued to develop a telesales group, which has proven to be successful.

Sales returns and allowances decreased to $3,807,000 in fiscal 1997 compared to $4,665,000 for the prior year. The Company has continued its efforts to reduce distributor inventory and align sell-through campaigns with sales of products into the channels. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continuously monitors these programs and makes appropriate accruals monthly to handle future distribution stock balancing. The following table shows the gross product sales, returns and net product sales for the periods indicated.

                                    Year Ended          Year Ended
                                     12/31/97            12/31/96
                                   ------------        ------------

Gross Product Sales........         17,194,000          17,094,000
Returns....................         (3,807,000)         (4,665,000)
                                   ------------        ------------
Net Product Sales..........         13,387,000          12,429,000
                                   ------------        ------------

Costs and Expenses

                                     Year Ended       Year Ended       Change
                                      12/31/97         12/31/96           %
                                    -----------      -----------      --------

Cost of products sold...............  2,347,000        1,766,000           33%
Direct labor & fringes..............    705,000          799,000          -12%
Amortization of capitalized software    650,000          570,000           14%
Product development.................    898,000        1,452,000          -38%
Selling, marketing & other..........  7,978,000        8,245,000           -3%
General & administrative............  3,744,000        3,357,000           12%
                                    -----------      -----------      --------
Total costs and expenses............ 16,322,000       16,189,000            1%
                                    -----------      -----------      --------


Cost of products sold increased 33% in fiscal 1997 to $2,347,000 compared to $1,766,000 in the prior year. The increase in cost of products sold was primarily due to a charge of $650,000 associated with a non-monetary transaction the Company entered into with a customer in December 1997 (see Note O to the Company's Financial Statements for further discussion of the transaction). Otherwise, cost of products sold decreased by $69,000 due to decreased costs of certain packaging components. This was partially offset by the increased costs of certain products due to associated royalties for the licensing of products, such as Talk to Me, and various features, such as speech recognition and word processing filters in other products. Gross profit margin was 84% in fiscal 1997 compared to 87% in the prior year. The decrease in gross profit margin was directly attributable to the increase in cost of products sold.

Direct labor and fringes, which principally include charges for independent and in-house translators within the Translation Services group, decreased 12% in fiscal 1997 to $705,000 compared to $799,000 in 1996 as a result of the decreased revenues in 1997. These expenses increased from 52% to 53% as a percentage of Translation Services revenues. This increase was primarily attributable to fluctuations in the number and relative size of jobs being performed, as the gross margin varies with the size of the job due to the fixed administrative tasks that still must be performed.

Amortization of capitalized software for the period ended December 31, 1997, increased 14% to $650,000 from $570,000 for the prior year. The increase was due to the release of new products in the latter part of 1996 and in March and September of 1997 for which previously capitalized software development costs began to be amortized. This was partially offset by the impact of certain previously capitalized software development costs becoming fully amortized in June of 1997.

Product   development   expenses,   which   consist  of  the  current   cost  of
non-capitalizable development expenses, decreased 38% to $898,000 from $1,452,000 for the prior year. The decrease was a result of the Company's completion of several new products resulting in reduced costs associated with certain outside consultants who were assisting in the development of those products.

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales, decreased 3%, or $267,000, to $7,978,000 for the period ended December 31, 1997, from $8,245,000 for the prior year. This decrease was primarily attributable to the Company's increased focus of fiscal resources on more effective promotion and advertising programs, particularly in print media and retail store promotions.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the year ended December 31, 1997, general and administrative expenses increased 12%, or $387,000, from the prior year. The increases occurred primarily in the areas of payroll, legal and accounting fees, insurance costs, rent and depreciation as a result of additional expenses incurred to support the anticipated growth of the Company.

Other Income/Expense

Interest expense was $22,000 for the fiscal year ended December 31, 1997, as compared to $32,000 in the prior year. This was due to interest expense incurred as a result of draws on the Company's revolving and equipment lines of credit.

Income Tax Expense

No provision for income taxes was required for the years ended December 31, 1997 and 1996, due to the Company's net operating loss ("NOL") carryforwards. Approximately $10,478,000 of NOL carryforwards existed at December 31, 1997. The use of the NOL carryforwards is limited to future taxable earnings of the Company.

Variability of Operating Results

Although the Company has not identified any specific seasonality, the Company's revenues and operating results have varied substantially from period to period. Historically, the Company, with the exception of its Translation Services operations, has operated with little backlog of orders because its software products are generally shipped as orders are received. Product sales and OEM agreements are difficult to forecast due to the relatively early stages of both the consumer market and the machine translation software market. As a result, small variations in the timing of product sales can cause significant variations in operating results from period to period.

Liquidity and Financial Resources

The Company has secured a $3,000,000 demand note and a $750,000 equipment line of credit with First Union National Bank. As of December 31, 1997, the Company had $1,250,000 outstanding under the demand note, which is being used to finance accounts receivable and other working capital needs. In addition, the Company had $326,000 outstanding at December 31, 1997, under the equipment line which was used to finance furniture and equipment purchases.

During 1997 and 1996, the Company's principal uses of cash were to fund the losses incurred and support the development of the Company's software products and increases in accounts receivable and fixed assets.

In October 1996, the Company sold three (3) prepaid warrants to a private fund at $500,000 per warrant for a total consideration of $1,500,000. Each prepaid warrant was convertible into a number of shares of Common Stock determined by dividing the exercise amount by the lower of $5.25 or 85% of the arithmetic average of the closing price of the Common Stock on the five (5) consecutive trading days immediately preceding the exercise date. The prepaid warrants were convertible on the 90th, 120th and 150th day following the closing date, respectively.

In December 1996 and January 1997, the Company issued 40,224 and 4,191 units of Series A-2 8%, convertible, redeemable Preferred Stock and associated warrants, respectively. Each unit consisted of one (1) share of 8% convertible, redeemable Preferred Stock and one (1) warrant to purchase ten (10) shares of Common Stock at $4.18 per share. Each share of Preferred Stock was convertible into (10) ten shares of Common Stock at the holder's option. Dividends on the Preferred Stock are cumulative and payable annually in arrears, beginning January 1, 1998, either in cash or in additional shares of Preferred Stock at the option of the Company. The offering resulted in net proceeds to the Company of approximately $1,253,000.

In March 1997 the Company issued 2,502 shares of Series A-3, convertible, redeemable preferred stock and associated stock warrants to a private fund for a total of $2,502,000. Each share was convertible into shares of common stock at the lower of $3.44 per share, or 85% of the arithmetic average of the prior five days closing prices. In addition, the Company raised $1,000,000 in a private placement of 727,274 units in October 1997. Each unit consisted of one share of common stock and one warrant which entitles the holder to purchase one share of common stock at an exercise price of $1.75.

During 1997, approximately $2,160,000 was used to finance accounts receivable, $473,000 was used to finance capitalized software and $136,000 was used to purchase fixed assets. During 1996, approximately $1,860,000 was used to finance accounts receivable, $437,000 was used to finance capitalized software and $271,000 was used to purchase fixed assets. The remaining proceeds have been invested in short-term repurchase agreements collateralized by U.S. government securities.

For the year ended December 31, 1997, the Company's cash and cash equivalents, invested cash and marketable securities decreased to $1,068,000 from $1,606,000 as a result of the loss incurred for the year along with the financing of accounts receivable, capitalized software and fixed assets. As of December 31, 1997, the Company had $9,130,000 in working capital. The Company has no significant capital asset commitments.

For the year ended December 31, 1997, accounts receivable increased to $11,200,000 from $9,040,000. This increase of $2,160,000 resulted principally from the increase in OEM contracts, which typically provide for graduated installment payments over a period of up to 12 months. In addition, the Company has experienced certain payment delays from some of its OEM customers due to various factors, such as, local banking regulations in Brazil and tax withholding requirements in other countries. The Company has also filed suit against one customer in France, which represents approximately $1,547,000 of overdue OEM receivables. The case will be heard in April 1998 and management believes it is probable that the balance of this receivable will be fully collected. The Brazilian economy has experienced significant shifts and currency fluctuations during the last several years. With the introduction of the Portuguese version of Power Translator Pro 6.2 in March 1997, the Company experienced significant revenue generation in the Brazilian market. Accounts receivable at December 31, 1997, included approximately $3,425,000 due from Brazilian partners. While the Company has experienced some delays in scheduled payments from such partners, it is management's belief that payments will be made in full over the next several months. Management of the Company works closely with its partners on a continuous basis in order to insure timely collection of amounts owed to the Company. If the Brazilian economy were to worsen significantly, timeliness of cash receipts from these partners could be jeopardized and thus adversely impact the Company's overall working capital position.

In addition, accounts receivable from distributors has increased. In general, the contractual payment terms from distributors are between 60 and 90 days; however, the Company has experienced a longer payment cycle with some distributors, which has resulted in an increase in their accounts. The Company introduced new product offerings in Latin America late in the second and third quarters of 1997. In order to assist with the introduction of these new products to the market, the Company has allowed certain distributors extended payment terms on their purchases of these new products, which, in most instances, extend through June 1998.

For the years ended December 31, 1997 and 1996, net cash used in operating activities was approximately $3,162,000 and $3,009,000, respectively, due primarily to net losses from operations and financing of accounts receivable, inventory and prepaid expenses.

For the year ended December 31, 1997, net cash used in investing activities was approximately $610,000. For the year ended December 31, 1996, net cash provided by investing activities was approximately $871,000. In 1997 and 1996, investing activities consisted primarily of increases in capitalized software development costs, purchases and sales of marketable securities and purchases of office equipment.

For the years ended December 31, 1997 and 1996, capital expenditures totaled $136,000 and $271,000, respectively. Capital expenditures were higher than normal in 1996 due to a number of factors, including purchases of new PC equipment and software for new employees, new trade show booths and other fixed assets to accommodate the personnel growth of the organization.

For the years ended December 31, 1997 and 1996, cash provided by financing activities was approximately $3,234,000 and $2,924,000, respectively. For the years ended December 31, 1997 and 1996, financing activities consisted primarily of the issuance of warrants, preferred stock and common stock along with the issuance and repayment of debt under the Company's revolving and equipment lines of credit.

The Company anticipates that the net proceeds from the sale of the prepaid warrants and the issuance of the preferred and common stock units, together with cash flow from operations, existing cash balances and periodic borrowings under the Company's bank lines of credit, will be adequate to meet the Company's expected cash requirements through 1998.

While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and product development activities, along with extended payment terms for certain distributors, may use cash, and consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal.

If additional funds are raised through the issuance of equity or convertible securities, the Company's current shareholders will experience additional dilution. While management of the Company believes additional funding will be available if and when needed, there can be no assurance that additional financing will be available on terms acceptable to the Company, if at all. The inability to obtain additional financing, if and when needed, would have a material adverse effect on the Company.

Other than as discussed above, the Company is not aware of any known trends, or uncertainties, that have had or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

ITEM 7     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    Index to Financial Statements                           Form 10-KSB
                                                            -----------

    Independent Auditors' Report                                 F-1

    Balance Sheets as of
      December 31, 1997 and 1996                                 F-2

    Statements of Operations for the years
      ended December 31, 1997 and 1996                           F-3

    Statements of Stockholders' Equity for the years
      ended December 31, 1997 and 1996                           F-4

    Statements of Cash Flows for the years
      ended December 31, 1997 and 1996                           F-5

    Notes to the Financial Statements                        F-6 to F-22




ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III


ITEM 9     DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT


Except for the information disclosed in Item 4(a) of this Annual Report on Form 10-KSB, the information required by this item will be contained in the Company's Proxy Statement for its 1997 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and is incorporated herein by reference.



ITEM 10    EXECUTIVE COMPENSATION


The information required by this item will be contained in the Company's Proxy Statement for its 1997 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and is incorporated herein by reference.



ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT


The information required by this item will be contained in the Company's Proxy Statement for its 1997 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and is incorporated herein by reference.



ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by this item will be contained in the Company's Proxy Statement for its 1997 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and is incorporated herein by reference.

                                     PART IV


ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K


(A) Index of Exhibits as required by Item 601 of Regulations S-B.


    Exhibit Number                     Description of Exhibit

         3.1 (a)                   Articles of Incorporation                (1)

         3.1 (b)                   Certificate of Amendment of
                                   Certificate of Incorporation             (3)

         3.1 (c)                   Certificate of Designations of Series
                                   A-1 Convertible Preferred Stock          (3)

         3.1 (d)                   Certificate of Designations of Series
                                   A-2 8% Convertible Redeemable
                                   Preferred Stock                          (3)

         3.1 (e)                   Certificate of Designations of Series
                                   A-3 Convertible Preferred Stock          (4)

         3.2                       Bylaws                                   (1)

         4.1 (a)                   Common Stock Specimen                    (1)

         4.1 (b)                   Form of Stock Option                     (2)

         4.1 (c)                   Form of Warrant Purchase Agreement
                                   between the Company and the Pangaea
                                   Fund Limited dated October 2, 1996       (3)

         4.1 (d)                   Form of Unit Purchase Agreement
                                   between the Company and J. Michael
                                   Reisert, Inc. dated December 20, 1996    (3)

         4.1 (e)                   Form of Subscription Agreement
                                   between the Company and The Pangaea
                                   Fund Limited dated March 27, 1997        (4)

         (1) Incorporated herein by reference from the Registration Statement number 33-60296 as filed by the Company on Form SB-2.

         (2) Incorporated herein by reference from the Registration Statement number 33-82062 as filed by the Company on Form S-8.

         (3) Incorporated herein by reference from the Annual Report on Form 10-KSB as filed by the Company for the fiscal year ended December 31, 1996.

         (4) Incorporated herein by reference from the Current Report on Form 8-K as filed by the Company on April 7, 1997.

(B)      Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, State of Virginia, on the 18th day of March, 1998.


                                           GLOBALINK, INC.

                                           By:/s/Ronald W. Johnston
                                              ------------------------
                                                 Ronald W. Johnston
                                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 18th day of March, 1998.


            Signature                               Title


     /s/Harry E. Hagerty, Jr.          Chairman and Chief Executive Officer
----------------------------------
        Harry E. Hagerty, Jr.

     /s/Ronald W. Johnston             Director, President and Chief Operating
----------------------------------       Officer
        Ronald W. Johnston

     /s/John F. McCarthy, III          Director, Secretary and Vice President
----------------------------------
        John F. McCarthy, III

     /s/William E. Kimberly            Director
----------------------------------
        William E. Kimberly

     /s/Thomas W. Patterson            Director
----------------------------------
        Thomas W. Patterson

     /s/David H. Biggs                 Director
----------------------------------
        David H. Biggs

     /s/Mark A. Paiewonsky             Chief Financial & Accounting Officer
----------------------------------
        Mark A. Paiewonsky

     /s/Philippe J. Kuperman           Executive Vice President of Sales &
----------------------------------       Marketing
        Philippe J. Kuperman

Report of Independent Certified Public Accountants


Board of Directors
Globalink, Inc.


We have audited the accompanying balance sheets of Globalink, Inc., as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globalink, Inc., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Vienna, Virginia
February 27, 1998
                                                                             F-1


Globalink, Inc.

Balance Sheets


December 31,                                              1997           1996
--------------------------------------------------------------------------------


Assets
Current Assets
  Cash and cash equivalents                          $     68,241  $    406,088
  Invested cash                                         1,000,000     1,200,000
  Accounts receivable, net                             11,200,143     9,040,297
  Inventories, net                                        760,659       818,294
  Prepaid expenses and deposits                           791,415       108,745
  Other receivables                                        37,134       126,894
                                                     ---------------------------

Total Current Assets                                   13,857,592    11,700,318

Long-Term Receivable                                      327,750            -

Equipment and Furniture, net                              587,783       879,753

Capitalized Software, net                                 641,821       817,988
                                                     ---------------------------

                                                     $ 15,414,946  $ 13,398,059
                                                     ===========================


Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable--trade                            $  2,410,886  $  2,057,002
  Accrued and other liabilities                           832,847       763,948
  Line of credit                                        1,484,356     1,279,000
                                                     ---------------------------

Total Current Liabilities                               4,728,089     4,099,950

Long-Term Notes Payable                                    92,000       216,356

Deferred Rent                                              42,015        65,706

Commitments and Contingencies                                  -             -

Stockholders' Equity
  Preferred stock, $.01 par value, 250,000 shares
    authorized; 26,771 and 40,224 shares issued
    and outstanding in 1997 and 1996, respectively        755,354     1,154,658
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 9,160,236 and 5,341,352 shares issued
    and outstanding in 1997 and 1996, respectively         91,602        53,413
  Additional paid-in capital--common stock             22,143,154    18,702,013
  Dividends payable                                        72,573            -
  Accumulated deficit                                 (12,509,841)  (10,894,037)
                                                     ---------------------------

                                                       10,552,842     9,016,047
                                                     ---------------------------

                                                     $ 15,414,946  $ 13,398,059
                                                     ===========================


                The accompanying notes are an integral part of these statements.

                                                                             F-2


Globalink, Inc.

Statements of Operations


Year ended December 31,                                   1997           1996
--------------------------------------------------------------------------------

Product Sales, net of returns and allowances of
  $3,807,485 and $4,664,942 in 1997 and 1996,
  respectively                                       $ 13,386,873  $ 12,429,362
Translation Service Revenue                             1,342,242     1,546,672
                                                     ---------------------------

                                                       14,729,115    13,976,034

Costs and Expenses
    Cost of products sold                               2,347,514     1,765,951
    Direct labor and fringes                              705,241       799,206
    Amortization of capitalized software                  649,597       570,247
    Development                                           897,715     1,451,687
    Selling, marketing and other                        7,978,294     8,244,992
    Administrative                                      3,744,099     3,356,443
                                                     ---------------------------

                                                       16,322,460    16,188,526
                                                     ---------------------------

Loss from Operations                                   (1,593,345)   (2,212,492)

Interest Expense, net                                     (22,459)      (32,393)
                                                     ---------------------------

Loss Before Income Taxes                               (1,615,804)   (2,244,885)

Income Tax Expense                                             -             -
                                                     ---------------------------

Net Loss                                             $ (1,615,804) $ (2,244,885)

                                                     ===========================


Loss per Common Share (Basic and Diluted)            $       (.25) $       (.42)
                                                     ===========================

Weighted-Average Number of Common Shares
    Outstanding During the Year                         6,876,743     5,333,852
                                                     ===========================



                The accompanying notes are an integral part of these statements.

                                                                             F-3


Globalink, Inc.

Statements of Stockholders' Equity

Years ended December 31, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------

                                                      Additional
                                                       Paid-in
                                                       Capital-
                                Common     Common       Common    Preferred   Preferred    Dividend     Accumulated
                                Shares      Stock       Stock      Shares       Stock      Payable        Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1996     5,304,017  $ 53,040  $  17,246,384         -  $         -  $       -  $   (8,649,152)  $   8,650,272

Exercise of Stock Options         30,000       300        109,700         -            -          -               -         110,000

Common Stock Issued in
  Payment of Debt                  7,335        73         52,647         -            -          -               -          52,720

Sale of Stock Warrants                 -         -      1,293,282         -            -          -               -       1,293,282

Preferred Stock Issued                 -         -              -    40,224    1,154,658          -               -       1,154,658

Net Loss for the Year                  -         -              -         -            -          -      (2,244,885)     (2,244,885)
                              ------------------------------------------------------------------------------------------------------

Balance at December 31, 1996   5,341,352    53,413     18,702,013    40,224    1,154,658          -     (10,894,037)      9,016,047

Issuance of Preferred Stock            -         -              -     6,693    2,381,777          -               -       2,381,777

Conversions to Common Stock    3,091,610    30,916      2,770,367   (20,146)  (2,781,081)   (20,202)              -               -

Issuance of Common Stock         727,274     7,273        763,549         -            -          -               -         770,822

Preferred Stock Dividends              -         -        (92,775)        -            -     92,775               -               -

Net Loss for the Year                  -         -              -         -            -          -      (1,615,804)     (1,615,804)
                              ------------------------------------------------------------------------------------------------------

Balance at December 31, 1997   9,160,236  $ 91,602  $  22,143,154    26,771  $   755,354  $  72,573  $  (12,509,841)  $  10,552,842
------------------------------------------------------------------------------------------------------------------------------------


                The accompanying notes are an integral part of these statements.

                                                                             F-4

Globalink, Inc.

Statements of Cash Flows


Year ended December 31,                                   1997           1996
--------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents and
     Invested Cash

Cash Flows from Operating Activities
  Net loss                                           $ (1,615,804) $ (2,244,885)
                                                     ---------------------------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Non-monetary transaction                           (375,000)           -
      Amortization of capitalized software                649,597       570,247
      Depreciation                                        428,180       370,852
      Reserve for obsolete inventories                         -        100,000
      Changes in assets and liabilities
        Increase in accounts receivable                (2,159,846)   (1,859,697)
        Decrease (increase) in other receivables           89,760       (33,642)
        Decrease (increase) in inventories                 57,635      (332,944)
        (Increase) decrease in prepaid expenses
           and deposits                                   (82,670)      154,306
        Increase in long-term receivable                 (327,750)           -
        Increase in accounts payable--trade               353,884       316,017
        Decrease in accrued and other liabilities        (156,101)      (31,801)
        Decrease in deferred rent                         (23,691)      (17,873)
                                                     ---------------------------

Total Adjustments                                      (1,546,002)     (764,535)
                                                     ---------------------------

Net Cash Used in Operating Activities                  (3,161,806)   (3,009,420)
                                                     ---------------------------

Cash Flows from Investing Activities
  Purchase of marketable securities                            -     (2,778,279)
  Proceeds from sales of marketable securities                 -      4,357,516
  Increase in capitalized software                       (473,430)     (436,911)
  Capital expenditures for equipment and furniture       (136,210)     (271,071)
                                                     ---------------------------

Net Cash (Used in) Provided by Investing Activities      (609,640)      871,255
                                                     ---------------------------

Cash Flows from Financing Activities
  Sale of common stock                                    770,823       110,000
  Sale of preferred stock                               2,381,776     1,154,658
  Sale of stock warrants                                       -      1,293,282
  Repayment of debt                                      (801,000)     (253,000)
  Proceeds from issuance of debt                          882,000       619,467
                                                     ---------------------------

Net Cash Provided by Financing Activities               3,233,599     2,924,407
                                                     ---------------------------

Net (Decrease) Increase in Cash and Cash Equivalents     (537,847)      786,242

Cash and Cash Equivalents and Invested Cash at
    Beginning of Year                                   1,606,088       819,846
                                                     ---------------------------

Cash and Cash Equivalents and Invested Cash at
    End of Year                                      $  1,068,241  $  1,606,088
                                                     ===========================

                The accompanying notes are an integral part of these statements.

                                                                             F-5

Globalink, Inc.

Notes to Financial Statements

December 31, 1997 and 1996


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

    In October 1997, the American Institute of Certifited Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), Softwae Revenue Recognition, which is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of this SOP is prohibited. The SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP supersedes SOP 91-1, Software Revenue Recognition. The effect of adopting this new standard is not expected to be material.

    Inventories

    Inventories are stated at the lower of first-in, first-out (FIFO) cost or market.

Globalink, Inc.

December 31, 1997 and 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


    Research and Development

    Research and development costs are expensed as incurred.

    Capitalized Software Costs

    The Company capitalizes certain initial software development costs and enhancements thereto incurred after technological feasibility has been demonstrated. To date, all products and enhancements thereto have utilized proven technology. Such capitalized amounts are amortized commencing with product introduction over the greater of the ratio of current gross revenue for a product to the total expected gross revenue over the life of that product, or the straight-line method over the remaining estimated economic life, ranging from 24 to 36 months. The unamortized capitalized costs by product are reduced to an amount not to exceed the future net realizable value by product at each balance sheet date. Future net realizable value is determined through sales forecasts based on existing and anticipated dealer/distributor agreements and other sales contracts. Although it is possible that management's estimate for the future net realizable value could change in the near future, management is not currently aware of any events that would result in a change to its estimate which would be material to the Company's financial position or its results of operations.

    The amount of development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86 for 1997 and 1996 was $473,429 and $436,911, respectively. Amortization of software development costs charged to costs and expenses during the years ended December 31, 1997 and 1996, was $649,597 and $570,247, respectively.

    Income Taxes

    The Company accounts for income taxes under the liability method pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred taxes arise from temporary differences, primarily attributable to differences between depreciation and amortization for tax and financial statement purposes, and reserves accrued for book purposes on accounts receivable and inventories.

    As a result of net operating losses for tax purposes for the years ended December 31, 1997 and 1996, a provision for deferred income taxes arising from temporary differences, primarily due to differences between the treatment of capitalized software costs and depreciation for tax and financial statement purposes, has not been recognized.

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

Globalink, Inc.

December 31, 1997 and 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


    Loss per Common Share

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (EPS). This Statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. In complying with the requirements of SFAS No. 128, the Company has recalculated all prior period EPS data resulting in no change.

    The following table reconciles basic and diluted EPS for the years ended December 31:

                                                          1997           1996
                                                     ---------------------------
    Numerator
       Net loss                                      $ (1,615,804) $ (2,244,885)
       Preferred stock dividend                           (92,775)           -
                                                     ---------------------------

       Net loss available to common stockholders     $ (1,708,579) $ (2,244,885)
                                                     ---------------------------

       Denominator
          Weighted-average shares                       6,876,743     5,333,852
                                                     ---------------------------

    The loss per common share for 1997 and 1996 do not include the common equivalent shares because the effect of such inclusion would be to decrease the loss per share. No reconciliation has been presented for the numerator and denominator, as the antidilution of common equivalent shares causes basic and diluted EPS to be the same.

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

Globalink, Inc.

December 31, 1997 and 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


    Employee Stock Options

    Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires that stock-based compensation be accounted for on the fair value method as described in SFAS No. 123, or on the intrinsic value-based method of Accounting Principles Board Opinion No. 25 (APB 25), whereby if options are priced at or above the quoted market price on the date of grant, there is no compensation expense recognized by the Company as a result of the options. If the intrinsic value-based method is used, pro forma net income and earnings per share must be disclosed as if the fair value-based method had been applied. The Company continues to account for its employee stock options in accordance with APB 25; therefore, the required pro forma disclosures are contained in Note H to the financial statements.

    Cash and Cash Equivalents

    The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

    Invested Cash

    The Company has invested excess cash in money market accounts. This cash investment is consistent with the Company's investment strategy to set aside cash not to be used for Company operations but to allow for liquidity as the need arises. At December 31, 1997 and 1996, invested cash totaled $1,000,000 and $1,200,000, respectively, which amounts are collateralized by government securities held by the Company's bank.

    Liquidity

    The Company has incurred losses and used cash in its recent operation. The Company anticipates that the net proceeds from past equity offerings, exist-ing cash balances, and periodic borrowings under the Company's bank lines of credit will be adequate to meet the Company's expected cash requirements through 1998. In addition, the Company anticipates obtaining equity during 1998.

    Reporting Comprehensive Income

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately

Globalink, Inc.

December 31, 1997 and 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


    from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial state-ments for earlier periods provided for comparative purposes is required. The Company will comply with the disclosure requirements of SFAS No. 130 in fiscal year 1998.

    Disclosures About Segments of an Enterprise and Related Information

    The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for periods beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

    This Statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement requires a public business enterprise to report a measure of segment profit loss, certain specific revenue and expense items and segment assets and certain other related information; and information about the revenue derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenue and holds assets and about major customers regardless of whether that information is used in making operating decisions. However, this Statement does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable. The Company will comply with the disclosure requirements of SFAS No. 131 in fiscal year 1998.






NOTE B--ACCOUNTS RECEIVABLE


    Accounts receivable consist of the following at December 31:

                                                          1997           1996
                                                     ---------------------------

       Trade                                         $ 13,893,969  $ 12,044,950
       Allowance for returns and uncollectible
          accounts                                     (1,676,110)   (1,863,653)
       Allowance for advertising and other credits     (1,017,716)   (1,141,000)
                                                     ---------------------------

                                                     $ 11,200,143  $  9,040,297
                                                     ---------------------------

Globalink, Inc.

December 31, 1997 and 1996


NOTE B--ACCOUNTS RECEIVABLE--Continued


    The Company provides for an allowance for uncollectible accounts receivable based on experience. Although it is reasonably possible that management's estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or results of operations.

    Included in the accounts receivable balance at December 31, 1997, is $1,547,000 due from a customer which is currently in litigation in France. The case will be heard in April 1998, and management believes it is probable the balance of this receivable will be fully collected.


NOTE C--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


    Inventories

    Inventories consist of the following at December 31:

                                                          1997           1996
                                                     ---------------------------

       Finished goods                                $    661,479  $    649,495
       Allowance                                         (150,000)     (150,000)
                                                     ---------------------------

                                                          511,479       499,495
       Work-in-process                                    249,180       318,799
                                                     ---------------------------

                                                     $    760,659  $    818,294
                                                     ---------------------------


    Prepaid Expenses and Deposits

    Prepaid expenses and deposits consist of the following at December 31:

                                                          1997           1996
                                                     ---------------------------

       Prepaid license                               $    600,000  $         -
       Prepaid advertising and brochures                   23,334        47,671
       Other prepaid amounts                              168,081        61,074
                                                     ---------------------------

                                                     $    791,415 $     108,745
                                                     ---------------------------

Globalink, Inc.

December 31, 1997 and 1996


NOTE C--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS--Continued


    Equipment and Furniture

    Equipment and furniture consist of the following at December 31:

                                                          1997           1996
                                                     ---------------------------

       Office and other equipment                    $  1,620,150  $  1,532,574
       Furniture and fixtures                             112,399       115,808
                                                     ---------------------------

                                                        1,732,549     1,648,382
       Accumulated depreciation                        (1,144,766)     (768,629)
                                                     ---------------------------

                                                     $    587,783  $    879,753
                                                     ---------------------------


    Capitalized Software

    Capitalized software consists of the following at December 31:

                                                          1997           1996
                                                     ---------------------------

       Capitalized software                          $  5,941,614  $  5,468,185
       Accumulated amortization                        (5,299,793)   (4,650,197)
                                                     ---------------------------

                                                     $    641,821  $    817,988
                                                     ---------------------------


    Accrued and Other Liabilities

    Accrued and other liabilities consist of the following at December 31:

                                                          1997           1996
                                                     ---------------------------

       Accrued salaries, taxes and fringe benefits   $    491,828  $    623,958
       Deferred income--maintenance fee                   293,000            -
       Accrued royalties                                   48,019        89,990
       Other accrued liabilities                               -         50,000
                                                     ---------------------------

                                                     $    832,847  $    763,948
                                                     ---------------------------

Globalink, Inc.

December 31, 1997 and 1996


NOTE D--FINANCIAL INSTRUMENTS


    The financial statements include various estimated fair value information as of December 31, 1997 and 1996, as required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in the Statement and does not purport to represent the aggregate net fair value of the Company.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents

    The carrying amount approximates fair value because of the short-term maturity of these instruments. At December 31, 1997 and 1996, the carrying amount/estimated fair value of these assets is approximately $68,000 and $406,000, respectively.

    Invested Cash

    The carrying amount approximates fair value because of the short-term maturity of these instruments. At December 31, 1997 and 1996, the carrying amount/estimated fair value of these assets is approximately $1,000,000 and $1,200,000, respectively.

    Loans Receivable

    Outstanding loans receivable included in other receivables represent loans to the employees of the Company. The carrying amount of the loans approximates the fair value due to the nature of the transactions and the rates of interest corresponding to quoted market prices available to the Company. At December 31, 1997 and 1996, the carrying amount/estimated fair value of these assets is approximately $328,000 and $95,000, respectively.

    Line of Credit and Notes Payable

    Quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities are used to estimate the fair value of the Company's line of credit. At December 31, 1997 and 1996, the carrying amount/estimated fair value of this debt is approximately $1,576,000 and $1,495,000, respectively, recorded as a short-term line of credit, and long-term notes payable in the financial statements.

Globalink, Inc.

December 31, 1997 and 1996


NOTE E--LINE OF CREDIT


    At December 31, 1997, the Company had available a $3,000,000 short-term working capital line of credit at the lower of the bank's prime rate plus .25%, or LIBOR plus 2.75%. At December 31, 1996, the Company had a $2,000,000 short-term working capital line of credit (the borrowing base facility) and a $2,000,000 intermediate-term working capital line of credit (the cash flow facility), at the lower of the bank's prime rate or LIBOR plus 2.50%. In 1997, the short-term and intermediate-term working capital lines of credit were replaced by the $3,000,000 line of credit referenced above. Also, at December 31, 1997 and 1996, the Company had a $750,000 fixed asset line of credit at the bank's prime rate plus 3/4% and 1/4%, respectively. All credit facilities are collateralized by the assets of the Company. Under these credit facilities the Company is required to maintain certain financial covenants.

    The rate of interest on the short-term working capital line of credit at December 31, 1997, was 8.47%. The short-term working capital and the unused portion of the fixed asset line of credit were set to expire on April 30, 1999. On March 4, 1998, the Company's loan agreement was modified to change the $3,000,000 line of credit from a time note having a maturity of April 30, 1999, to a demand note which shall be payable on demand. This modification also removed all financial covenants from the agreement.

    At December 31, 1997, $326,356 and $1,250,000 were outstanding on the fixed asset and short-term working capital lines of credit, respectively, with principal payments as follows:

         Year ending December 31,

              1998                                   $  1,484,356
              1999                                         92,000
                                                     -------------

                                                     $  1,576,356
                                                     -------------

    At December 31, 1996, $495,356 and $1,000,000 were outstanding on the fixed asset and intermediate-term working capital lines of credit, respectively. The bank's rate of interest at December 31, 1996, was 8.25%. The lines of credit were renewed by the Company before their expiration on June 30, 1997.


NOTE F--LEASES


    The Company leases its office facilities and certain office equipment under various operating leases. Lease terms range from one to four years.

Globalink, Inc.

December 31, 1997 and 1996


NOTE F--LEASES--Continued


    Minimum annual rental and lease commitments for leases with a remaining term of one year or more at December 31, 1997, are as follows:

         Year ending December 31,

              1998                                   $    537,000
              1999                                        413,000
              2000                                        117,000
                                                     -------------

              Net minimum lease payments             $  1,067,000
                                                     -------------



    Rent expense was $587,000 and $628,000 for the years ended December 31, 1997 and 1996, respectively.


NOTE G--RELATED PARTY TRANSACTIONS


    During 1996, the Company loaned $95,000 to two officers. One officer was loaned $25,000 at an interest rate of 9 1/4%, which was payable on demand and repaid during 1997. A second officer was loaned $70,000 at an interest rate of 8%, in two separate promissory notes. Both notes were payable on or before December 1, 1997, with interest.

    Additional notes were issued to the second officer during fiscal year 1997. On December 17, 1997, all outstanding notes for this officer were consolidated into one note of $327,750, including accrued interest. The note is a demand note with an interest rate of 8.95% and is due in full, without demand notice, on December 17, 2000. As part of the agreement, this officer pledged 140,000 shares of common stock as collateral.


NOTE H--COMMITMENTS


    Employment Agreements

    The Company has entered into employment agreements with three employees. The agreements are each for a three-year period commencing between March 1995 and June 1996 and will renew automatically for succeeding periods of one year unless sooner terminated. In the event the Company terminates without cause the employment of any of these employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation. The agreements contain a provision which triples certain amounts due in the event of a hostile takeover. The agreements also contain provisions for the accelerated vesting of options if certain defined changes to the composition of the Board of Directors should occur.

Globalink, Inc.

December 31, 1997 and 1996


NOTE H--COMMITMENTS--Continued


    The minimum amounts due under the agreements during the succeeding  two-year
    period,   exclusive  of  contingent   incentive   compensation   and  salary
    adjustments, are as follows:

         Year ending December 31,

              1998                                   $    310,000
              1999                                         83,000
                                                     -------------

                                                     $    393,000
                                                     -------------


NOTE I--WARRANTS, OPTIONS AND OTHER STOCK ISSUED


    Stock Options Issued

    The Company issues options to employees and members of its Board of Directors based on merit. The Company has accounted for its options under APB Opinion No. 25 and related interpretations. The options, which have a term of five years when issued, are granted at various times during the year and vest based upon individual grant specifications. The exercise price of each option equals or exceeds the market price of the Company's stock on the date of grant. During 1997, 584,975 options granted previously were revalued to a lower exercise price. No compensation cost has been recognized for employee options. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with the method in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                          1997           1996
                                                     ---------------------------

    Net loss--as reported                           $ (1,615,804)  $ (2,244,885)
    Net loss--pro forma                               (2,229,997)    (2,996,947)

    Net loss per share--as reported                        (0.25)         (0.42)
    Net loss per share--pro forma                          (0.34)         (0.56)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: expected volatility of 42% and 40%; risk-free interest rate of 5.9% and 6.2% and expected lives of 2.9 and 2.7 years.

Globalink, Inc.

December 31, 1997 and 1996


NOTE I--WARRANTS, OPTIONS AND OTHER STOCK ISSUED--Continued


    The following tables depict activity in the plan for the years ended December 31, 1997 and 1996:

                                                                       Weighted-
                                                                        Average
                                                                        Exercise
    1997                                                  Shares          Price
    ----------------------------------------------------------------------------

    Options outstanding at beginning of year              943,516         $8.57
        Granted                                           906,000          3.64
        Exercised                                              -             -
        Forfeited                                         (95,867)        (8.73)
        Expired                                           (20,000)        (4.00)
                                                     -------------

    Outstanding at end of year                          1,733,649         $4.18
                                                     -------------

    Options exercisable at year-end                     1,132,816         $4.52
                                                     -------------


    Weighted-average fair value per share
        of options granted during the year                                $0.53

                                                                       Weighted-
                                                                        Average
                                                                        Exercise
    1996                                                  Shares          Price
    ----------------------------------------------------------------------------


    Options outstanding at beginning of year              801,800         $9.35
        Granted                                           387,050          7.05
        Exercised                                         (30,000)        (3.67)
        Forfeited                                        (215,334)        (9.44)
                                                     -------------

    Outstanding at end of year                            943,516         $8.57
                                                     -------------

    Options exercisable at year-end                       526,714         $8.41
                                                     -------------


    Weighted-average fair value per share
        of options granted during the year                                $2.22

Globalink, Inc.

December 31, 1997 and 1996


NOTE I--WARRANTS, OPTIONS AND OTHER STOCK ISSUED--Continued


  The following applies to options outstanding at December 31, 1997:

        Number outstanding                                             1,254,000
        Range of exercise prices                                $ 3.13 to $ 3.75
        Weighted-average exercise price                                     3.44
        Weighted-average remaining contractual life                   5.92 years

        Number outstanding                                               437,249
        Range of exercise prices                                $ 3.76 to $ 8.50
        Weighted-average exercise price                                   $ 5.67
        Weighted-average remaining contractual life                   2.96 years

        Number outstanding                                                42,400
        Range of exercise prices                               $ 8.51 to $ 14.88
        Weighted-average exercise price                                  $ 10.88
        Weighted-average remaining contractual life                   1.64 years

    Prepaid Warrants Issued

    During 1996, the Company sold three prepaid warrants to a private fund in the amount of $500,000 each for a total of $1,500,000. Each warrant is convertible into shares of common stock at the lower of $5.25 per share, or 85% of the arithmetic average of the prior five days closing prices. As part of the agreement, the Company also issued 33,613 options at an exercise price of $5.25 per share to the private fund. The options have a term of four years. In addition, the Company issued 20,000 options at an exercise price of $5.25 per share to both Tanner Unman Securities, Inc., and Prudential Securities, Inc., both of which facilitated the agreement with the private fund. These options also have a term of four years. As of December 31, 1997, the private fund had converted the prepaid warrants into 526,832 shares of common stock.

    Preferred Stock Issued

    During 1996, the Company's Board of Directors approved a private placement of Series A-2 8% convertible, redeemable preferred stock and associated stock warrants. Dividends on the preferred stock are cumulative and payable annually in arrears, beginning January 1, 1998, in either cash or additional shares of preferred stock, at the option of the Company. The dividend is calculated as 8% of the book value of the stock, based on its original trading price. The preferred stock is convertible into ten shares of common stock any time after 30 days from the date of issuance. Any unconverted preferred stock remaining at January 1, 2002, will automatically be converted into ten shares of common stock per preferred share at that time. Each share of preferred stock was also issued with one warrant entitling the holder to purchase ten shares of common stock each at $4.18 per share. During 1997, 17,644 shares of Series A-2 preferred stock were converted into 176,440 shares of common stock. At December 31, 1997 and 1996, the Company has outstanding 26,771 and 40,224 shares of Series A-2 preferred stock, respectively, and 44,415 and 40,224 associated stock warrants, respectively.

Globalink, Inc.

December 31, 1997 and 1996


NOTE I--WARRANTS, OPTIONS AND OTHER STOCK ISSUED--Continued


    In March 1997, the Company's Board of Directors approved a private placement of Series A-3, convertible, redeemable preferred stock and associated stock warrants. The Company sold 2,502 shares of Series A-3 preferred stock to a private fund for a total of $2,502,000. Each share is convertible into shares of common stock at the lower of $3.44 per share, or 85% of the arithmetic average of the prior five days closing prices. As part of the agreement, the Company also issued 85,568 options at an exercise price of $4.30 per share to the private fund. The options have a term of four years. In addition, the Company issued 25,020 options at an exercise price of $3.44 per share to Tanner Unman Securities, Inc., and 20,000 options at an exercise price of $4.30 per share to Prudential Securities, Inc., both of which facilitated the agreement with the private fund. These options also have a term of four years. As of December 31, 1997, the private fund had converted the Series A-3 preferred stock into 2,382,268 shares of common stock.

    Common Stock Issued

    In October 1997, the Company's Board of Directors approved a private placement of common stock units. The Company sold 727,274 units for a total of $1,000,000. Each unit consisted of one share of common stock and one warrant which entitles the holder to purchase one share of common stock at an exercise price of $1.75 per share. As part of the agreement, the Company also issued purchase options for 72,727 additional units at an exercise price of $1.51 per unit to M. H. Meyerson & Co. which served as the placement agent. These purchase options have a term of five years.


NOTE J--INCOME TAXES


    Deferred tax assets (liabilities) consist of the following at December 31:

                                                          1997           1996
                                                     ---------------------------

         Capitalized software                        $  (243,635)  $   (310,508)
         Fixed assets                                     (5,241)       (38,687)
         Inventory capitalization                         (6,439)        (8,270)
         Inventory reserves                               56,940         56,940
         Receivable reserves                           1,022,576      1,140,566
         Deferred rent and other                          15,949         24,942
         Accrued compensation                             66,772         90,756
         Loss carryforwards                            3,977,292      3,448,152
                                                     ---------------------------

            Gross deferred tax asset                   4,884,214      4,403,891

            Deferred tax asset valuation allowance    (4,884,214)    (4,403,891)
                                                     ---------------------------

                                                     $        -    $         -
                                                     ---------------------------

Globalink, Inc.

December 31, 1997 and 1996


NOTE J--INCOME TAXES--Continued


    The differences between the total income tax expense (benefit) and the income tax expense (benefit) computed using the federal income tax rate were as follows:

                                                          1997           1996
                                                     ---------------------------

         Pretax loss                                 $(1,615,804)  $ (2,244,885)
                                                     ---------------------------


         Computed federal income taxes at 34%        $  (549,373)  $   (763,261)

         Computed state income taxes, net of federal
           benefit                                       (63,986)       (88,897)

         Effect of recognizing stock option
           compensation for tax purposes                 133,038       (220,728)
                                                     ---------------------------

         Deferred tax benefit                           (480,321)    (1,072,886)

         Expense arising from change in deferred tax
           asset valuation allowance                     480,321      1,072,886
                                                     ---------------------------

             Income tax expense                      $        -    $         -
                                                     ---------------------------


    Approximately $10,478,000 and $9,084,000 of loss carryforwards are available for tax return purposes at December 31, 1997 and 1996, respectively. Their use is limited to future taxable earnings of the Company, and subject to an annual limitation. The loss carryforwards expire from December 31, 2004, to December 31, 2013.


NOTE K--SUPPLEMENTAL CASH FLOWS INFORMATION


    Supplemental Disclosures of Cash Flows Information

    The Company paid the following amounts for interest and income taxes during the years ended December 31:

                                                          1997           1996
                                                     ---------------------------

         Interest                                    $    110,382  $    103,169
                                                     ---------------------------

         Income taxes                                $         -   $         -
                                                     ---------------------------

Globalink, Inc.

December 31, 1997 and 1996


NOTE K--SUPPLEMENTAL CASH FLOWS INFORMATION--Continued


    Supplemental Schedule of Non-Cash Investing and Financing Activities

    The following amounts have been recorded in non-cash transactions during the years ended December 31, 1997 and 1996:

    As a result of the exchange discussed in Note O, prepaid expenses and other deposits have been increased $600,000 and accrued and other liabilities have been increased $225,000.

    Series A-2 preferred shares with a value of $497,832 were converted into common stock. Series A-3 preferred shares with a value of $2,283,249 were converted into common stock. Dividends owed on preferred stock converted with a value of $20,202 were paid in common stock. Dividends payable which were paid subsequently to December 31, 1997, in preferred shares with a value of $72,573 were accrued against additional paid-in capital.

    In 1996, stock was issued in payment to a vendor with a value of $52,720.


NOTE L--EXPORT SALES


    The Company sells software abroad through distributors, dealers, and mail orders. In 1997, export sales to Brazil totaled $3,159,000 or approximately 21% of total sales. Total export sales for the years ended December 31, 1997 and 1996, were approximately $7,589,000 and $7,079,000, respectively.


NOTE M--RETIREMENT PLAN


    The Company has a profit-sharing retirement plan which conforms to the provisions of Section 401(a) of the Internal Revenue Code. The plan covers all full-time employees, and allows employees voluntarily to defer a certain percentage of their income through contributions to the plan. If no resolution is made by the Board of Directors to the contrary, the Company is not required to contribute. No Company contribution was made for the years ended December 31, 1997 or 1996.

Globalink, Inc.

December 31, 1997 and 1996


NOTE N--CONCENTRATION OF CREDIT RISK


    Due to the nature of the Company's business, sales to a few customers, primarily software distributors and original equipment manufacturers (OEMs), have accounted for a significant percentage of the Company's sales. During 1997, one customer accounted for 17% of net sales. During 1996, three customers accounted for 10% or more of net sales each (in aggregate, representing 37% of net sales). Accounts receivable at December 31, 1997 and 1996, include approximately $1,805,000 and $3,981,000, respectively, in amounts due from the Company's significant customer(s).


NOTE O--NON-MONETARY TRANSACTION


    In December 1997, the Company entered into a non-monetary transaction with a publishing company which included license agreements between the parties. No gain or loss was recorded on this transaction, as there was an equal exchange between the two companies.

    The Company became a licensee under two agreements. The first, a one-year license for the use of six "Virtual Campuses" established by the publishing company, had a value of $600,000. At December 31, 1997, this amount was capitalized as a prepaid license, the balance of which will be amortized over the term of the license agreement. The second license, relating to "Campus Courseware" provided by the publishing company, had a value of $650,000 which was expensed in 1997.

    In exchange, the Company granted a license for its Barcelona Technology Server in five languages with a value of $1,025,000 which has been included in income in 1997. In conjunction with this license, the Company will provide maintenance for a period of one year from the date of the agreement. The value of the maintenance agreement is $225,000 which has been recorded as deferred income at December 31, 1997, and will be recognized over the term of the maintenance agreement.