Form 10QSB
period 1998-03-31
GLOBALINK INC
filed 1998-05-15
CIK 899679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
        Exchange Act of 1934

        For the quarterly period ended March 31, 1998 or

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

Yes  X                                                            No

Registrant had 9,173,749 shares of common stock outstanding as of March 31, 1998.

                                 GLOBALINK, INC.

                                TABLE OF CONTENTS






Part I            Financial Information:                               Page No.


         Item 1.           Financial Statements

                           Balance Sheets as of March 31, 1998,
                             and December 31, 1997                        1

                           Statements of Operations for the Three
                             Months Ended March 31, 1998, and
                             March 31, 1997                               2

                           Statements of Cash Flows for the Three
                             Months Ended March 31, 1998, and
                             March 31, 1997                               3

                           Notes to Interim Financial Statements          4

         Item 2.           Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                   8



Part II           Other Information:

         Item 6.           Exhibits and Reports on Form 8-K              11


Item 1.  Financial Statements
                                               GLOBALINK, INC.
                                               BALANCE SHEETS

                                                                           March 31,        December 31,
                                                                             1998               1997
                                                                        ----------------   ----------------
ASSETS                                                                    (Unaudited)         (Audited)
  Current Assets:
                     Cash and cash equivalents                          $       872,796    $     1,068,241
                     Marketable securities                                        -                  -
                     Accounts receivable, net of allowances of
                          $3,536,602 and $2,693,826                          12,434,546         11,200,143
                     Inventories                                                748,918            760,659
                     Prepaid expenses and deposits                              709,298            791,415
                     Other receivables                                           46,057             37,134
                                                                        ----------------   ----------------

                        Total Current Assets                                 14,811,615         13,857,592

  Long-Term Receivable                                                          327,750            327,750

  Equipment and Furniture, net of accumulated
        depreciation of $1,259,867 and $1,144,766                               572,203            587,783

  Capitalized Software, net of accumulated
        amortization of $5,462,012 and $5,299,793                               609,125            641,821
                                                                        ----------------   ----------------

                        Total Assets                                    $    16,320,693    $    15,414,946
                                                                        ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
                     Accounts payable - trade                           $     3,018,253    $     2,410,886
                     Accrued and other liabilities                            1,116,861            832,847
                     Current portion of notes payable                         1,674,356          1,484,356
                                                                        ----------------   ----------------

                        Total Current Liabilities                             5,809,470          4,728,089

   Long-Term Notes Payable                                                       71,250             92,000

   Deferred Rent                                                                 36,855             42,015

   Stockholders' Equity:
                     Preferred stock, $.01 par value, 250,000 shares
                           authorized, 28,874 and 26,771 shares
                           issued and outstanding                               798,580            755,354
                     Common stock, $.01 par value, 20,000,000 shares
                           authorized, 9,173,749 and 9,160,236 shares
                           issued and outstanding                                91,737             91,602
                     Additional paid-in capital - common stock               22,154,406         22,143,154
                     Dividends payable                                           17,960             72,573
                     Accumulated deficit                                    (12,659,565)       (12,509,841)
                                                                        ----------------   ----------------

                        Total Stockholders' Equity                           10,403,118         10,552,842
                                                                        ----------------   ----------------

                        Total Liabilities and Stockholders' Equity      $    16,320,693    $    15,414,946
                                                                        ================   ================

                      The accompanying notes are an integral part of these statements.

                                       1



                                               GLOBALINK, INC.
                                          STATEMENTS OF OPERATIONS

                                                                                Three Months Ended
                                                                                    March 31,
                                                                             1998               1997
                                                                        ----------------   ----------------
                                                                          (Unaudited)        (Unaudited)

Product sales (net of returns and allowances)                           $     3,815,774    $     3,555,705
Translation service revenue                                                     612,990            150,460
                                                                        ----------------   ----------------
                                                                              4,428,764          3,706,165
Costs and Expenses:
                   Cost of products sold                                        422,402            475,689
                   Amortization of capitalized software                         162,219            174,238
                   Direct labor and fringes                                     360,812             70,060
                   Development                                                  227,616            223,227
                   Selling, marketing and other                               2,386,290          1,788,783
                   Administrative                                               999,975            861,686
                                                                        ----------------   ----------------
                                                                              4,559,314          3,593,683
                                                                        ----------------   ----------------

(Loss) Income From Operations                                                  (130,550)           112,482

                              Interest expense, net                             (19,174)           (12,268)
                                                                        ----------------   ----------------

(Loss) Income Before Income Taxes                                              (149,724)           100,214

                              Income tax expense                                   -                  -
                                                                        ----------------   ----------------

Net (Loss) Income                                                       $      (149,724)   $       100,214
                                                                        ================   ================

(Loss) Earnings Per Common Share (Basic)                                $         (0.02)   $          0.01
                                                                        ================   ================

(Loss) Earnings Per Common Share (Diluted)                              $         (0.02)   $          0.01
                                                                        ================   ================

Weighted-Average Number of Common Shares (Basic)                              9,164,740          5,578,230
                                                                        ================   ================

Weighted-Average Number of Common Shares (Diluted)                            9,164,740          5,784,101
                                                                        ================   ================











                     The accompanying notes are an integral part of these statements.

                                       2



                                               GLOBALINK, INC.
                                          STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                                                    March 31,
                                                                             1998               1997
                                                                        ----------------   ----------------
                                                                         (Unaudited)        (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net (loss) income                                                     $      (149,724)   $       100,214
                                                                        ----------------   ----------------
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities
              Amortization of capitalized software                              162,219            174,238
              Depreciation                                                      115,101            104,471
              Change in Assets and Liabilities
                   Increase in accounts receivable                           (1,234,403)          (619,720)
                   Decrease in inventories                                       11,741             40,414
                   Decrease (increase) in prepaid expenses and deposits          82,117           (138,699)
                   Increase in other receivables                                 (8,923)          (115,693)
                   Increase in accounts payable                                 607,367            138,200
                   Increase in accrued and other liabilities                    284,014             40,318
                   Decrease in deferred rent                                     (5,160)            (5,631)
                                                                        ----------------   ----------------

                             Total Adjustments                                   14,073           (382,102)
                                                                        ----------------   ----------------

                             Net cash used in operating activities             (135,651)          (281,888)
                                                                        ----------------   ----------------

Cash flows from investing activities
  Decrease in marketable securities                                                -            (1,991,372)
  Increase in capitalized software                                             (129,523)          (139,853)
  Capital expenditures for equipment and furniture                              (99,521)           (32,327)
                                                                        ----------------   ----------------

                             Net cash used in investing activities             (229,044)        (2,163,552)
                                                                        ----------------   ----------------

Cash flows from financing activities
  Issuance of preferred stock                                                      -             2,381,776
  Issuance of common stock and warrants                                            -                  -
  Preferred stock dividends                                                        -                  -
  Issuance (repayment) of debt                                                  169,250            (69,750)
                                                                        ----------------   ----------------

                             Net cash provided by financing activities          169,250          2,312,026
                                                                        ----------------   ----------------

                             Net decrease in cash and cash equivalents         (195,445)          (133,414)

Cash and cash equivalents at beginning of period                              1,068,241          1,606,088
                                                                        ----------------   ----------------

Cash and cash equivalents at end of period                              $       872,796    $     1,472,674
                                                                        ================   ================



                      The accompanying notes are an integral part of these statements.

                                       3

                                 GLOBALINK, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE A -- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 1997.

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

4.       Prepaid Expenses and Deposits

Prepaid expenses and deposits consist of a prepaid license, prepaid advertising and brochures and other prepaid amounts. The prepaid license will be amortized over the term of the license agreement. The Company expenses the costs of first-time advertising when the material is published. Prepaid advertising and brochures consist of advertising costs paid in advance of publication. Also included in prepaid advertising and brochures expense are the costs of developing various marketing and product materials for new software. These costs are expensed when the software is released.

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

7.       Accrued and Other Liabilities

Accrued and other liabilities consist of accrued salaries, commissions, payroll taxes and fringe benefits, deferred income, accrued royalties and other accrued liabilities.

8.       Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per common share is computed similarly to fully diluted earnings per common share pursuant to APB Opinion 15.

The following table reconciles basic and diluted earnings per common share for the quarters ended March 31, 1998 and 1997:

                                                 Three months ended March 31,
                                                   1998               1997
                                              ----------------------------------
     Numerator
          Net (loss) income                   $  (149,724)        $  100,214
          Preferred stock dividend                (17,960)           (32,411)
                                              ----------------------------------
          Net (loss) income available to
            common stockholders               $  (167,684)        $   67,803
                                              ----------------------------------

         Denominator
               Weighted-average shares          9,164,740          5,578,230
               Common equivalent shares             -                205,871
                                              ----------------------------------
               Diluted shares                   9,164,740          5,784,101
                                              ----------------------------------

The loss per common share for the quarter ended March 31, 1998, does not include the common equivalent shares because the effect of such inclusion would be to decrease the loss per common share.

NOTE C - Related Party Transactions

During 1996, the Company loaned $95,000 to two officers. One officer was loaned $25,000 at an interest rate of 9-1/4%, which was payable on demand and repaid during 1997. A second officer was loaned $70,000 at an interest rate of 8% in two separate promissory notes. Both notes were payable on or before December 1, 1997, with interest.

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

3.       Preferred Stock Issued

During 1996, the Company's Board of Directors approved a private placement of Series A-2 8% convertible, redeemable preferred stock and associated stock warrants. Dividends on the preferred stock are cumulative and payable annually in arrears, beginning January 1, 1998, in either cash or additional shares of preferred stock, at the option of the Company. The dividend is calculated as 8% of the book value of the stock, based on its original trading price. The preferred stock is convertible into ten shares of common stock any time after 30 days from the date of issuance. Any unconverted preferred stock remaining at January 1, 2002, will automatically be converted into ten shares of common stock per preferred share at that time. Each share of preferred stock was also issued with one warrant entitling the holder to purchase ten shares of common stock each at $4.18 per share. At March 31, 1998, and December 31, 1997, the Company had outstanding 28,874 and 26,771 shares of Series A-2 preferred stock, respectively, and 44,415 associated stock warrants.

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

4.       Common Stock Issued

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

NOTE F - Export Sales

The Company sells software abroad through distributors, dealers and mail orders. During the three months ended March 31, 1998, export sales to Brazil and Germany totaled $260,000 and $226,000, respectively, or approximately 6% and 5% of net sales, respectively. During the corresponding period in 1997, export sales to Canada and Brazil totaled $389,000 and $385,000, respectively, or approximately 11% and 10% of net sales, respectively. Total export sales for the three months ended March 31, 1998 and 1997, were approximately $1,298,000 and $1,886,000, respectively.

NOTE G - Concentration of Credit Risk

Due to the nature of the Company's business, sales to a few customers, primarily software distributors and original equipment manufacturers (OEMs), have accounted for a significant percentage of the Company's sales. During the three months ended March 31, 1998, one customer accounted for 37% of net sales. During the corresponding period in 1997, two customers accounted for 10% or more of net sales each (in aggregate, representing 28% of net sales). Accounts receivable at March 31, 1998, and December 31, 1997, include approximately $2,020,000 and $1,805,000, respectively, in amounts due from the Company's significant customer(s).

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This Form 10-QSB contains historical information and forward-looking statements within the meaning of Section 21E of the Private Securities Litigation Reform Act of 1995, including material regarding the future business operations and projected financial results of the Company. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results to differ materially from the forward-looking statements. Such risks and uncertainties, include, but are not limited to: general business conditions and growth in the language translation industry and the economy; competitive factors, such as competing language translation software products and services, acceptance of new language translation software products and services and pricing issues; timing of language translation software product and service introductions; unanticipated costs, complications or delays in product development; fluctuations in customer demand; risk of inventory obsolescence due to shifts in market demand; risk of nonpayment of material customer receivables; continued success in current product enhancements and language translation technology advances; risks associated with the sales of products in foreign markets, including currency fluctuations; unanticipated costs or adverse effects associated with distributors, vendors and suppliers; litigation involving intellectual property, licensing and consumer issues; availability of sufficient resources including short- and long-term financing to carry out the Company's product development and marketing plans; and other unanticipated business risks and uncertainties. In the context of the forward-looking information provided in this Form 10-QSB, please refer to the Company's most recent Form 10-KSB and the Company's other filings with the Securities and Exchange Commission.

The Registrant's net loss for the three months ended March 31, 1998, was $150,000 compared to net income of $100,000 for the corresponding period in 1997. Revenues for the same three month period increased 20% to $4,429,000 from $3,706,000.

Product sales for the three months ended March 31, 1998, increased 7% to $3,816,000 from $3,556,000 for the corresponding period in the prior year. The Company continues to open new distributor channels, increase growth in the existing distributor channels and pursue additional OEM opportunities. The
Language  Assistant  Series  Localized  version  and the  Power  Translator  and
Language Assistant Series versions for Windows in CD-ROM media have been the primary vehicles for sales to the Company's distributors and have been well accepted. In addition, the Company introduced Power Translator Pro 6.2 in March 1997, Language Assistant 2.0 in September 1997 and Globalink Power Translator for Workgroups in March 1998, all of which have also been well accepted and contributed to sales during the period ended March 31, 1998.

International sales for the three months ended March 31, 1998, decreased 31% to $1,298,000 from $1,886,000 for the corresponding period in 1997. The primary exports have been to Europe, Canada and Latin America. International sales have been primarily attributable to further development of the Company's network of international distributors, along with additional OEM contracts entered into in Latin America and Europe. The Company continues to experience revenue pressures resulting from the increased efforts in reducing distributor inventory in the channels, aligning sell-through campaigns with sales of products into the channels and collecting existing receivable balances to provide for more consistent sales cycles.

Translation Services revenue for the three months ended March 31, 1998, increased 307% to $613,000 from $150,000 for the corresponding period in the prior year. The increase in revenues for this group was a result of obtaining larger jobs and establishing more long-term projects with the group's customers.

Sales returns and allowances increased to $928,000 for the three months ended March 31, 1998, compared to $716,000 for the corresponding period in 1997 due primarily to the increase in product sales. The Company has continued its efforts to reduce distributor inventory and align sell-through campaigns with sales of products into the channels. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continuously monitors these programs and makes appropriate accruals monthly to handle future distribution stock balancing. The following table shows the gross product sales, returns and net product sales for the periods indicated.

                                                Three months ended March 31,
                                               1998                     1997
                                          --------------------------------------
     Gross Product Sales                  $  4,744,000             $  4,272,000
     Returns                                  (928,000)                (716,000)
                                          --------------------------------------
     Net Product Sales                    $  3,816,000             $  3,556,000
                                          --------------------------------------

Cost of products sold for the three months ended March 31, 1998, decreased 11% to $422,000 from $476,000 for the corresponding period in the prior year. The decrease in cost of products sold was primarily due to increased sales of the Globalink Power Translator for Workgroups product which carries a much higher gross profit margin than the Company's other products. Gross profit margin was 90% for the three months ended March 31, 1998, compared to 87% for the corresponding period in 1997. The increase in gross profit margin was directly attributable to the decrease in cost of products sold.

Amortization of capitalized software for the three months ended March 31, 1998, decreased 7% to $162,000 from $174,000 for the corresponding period in the prior year. The decrease is due to certain previously capitalized software development costs becoming fully amortized in June of 1997. This was partially offset by the release of new products in March and September of 1997 for which previously capitalized software development costs began to be amortized.

Direct labor and fringes, which principally include charges for independent and in-house translators within the translation services group, increased 415% for the three months ended March 31, 1998, to $361,000 from $70,000 for the corresponding period in 1997. These expenses increased from 47% to 59% as a percentage of Translation Services revenues. This increase was primarily attributable to the increased sales for this group and to fluctuations in the number and relative size of jobs being performed, as the gross margin varies with the nature and size of the job due to the fixed costs incurred and administrative tasks performed.

Product development expenses, which consist of the current cost of non-capitalizable development expenses, increased 2% for the three months ended March 31, 1998, to $228,000 from $223,000 for the corresponding period in the prior year.

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales and translation services, increased 33%, or $597,000, to $2,386,000 for the three months ended March 31, 1998, from $1,789,000 for the corresponding period in 1997. This increase was primarily attributable to increased commissions and increased promotion and advertising programs associated with the increase in sales.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the three months ended March 31, 1998, these expenses increased 16%, or $138,000, to $1,000,000 from $862,000 for the corresponding period in the prior year. The increases occurred primarily in the areas of payroll, legal and accounting fees, recruiting, rent and depreciation as a result of additional expenses incurred to support the growth of the Company.

Interest expense was $19,000 for the three months ended March 31, 1998, compared to $12,000 for the corresponding period in 1997. This was due to interest expense incurred as a result of draws on the Company's revolving and equipment lines of credit.

Income Tax Expense

No provision for income taxes was required due to the Company's net operating loss ("NOL") carryforwards. Approximately $10,478,000 of NOL carryforwards existed at December 31, 1997.

Accordingly, the NOL carryforwards at March 31, 1998, are sufficient to cover any potential income tax expense generated as a result of any future earnings reported.

Liquidity and Financial Resources

The Company anticipates that the net proceeds from the sale of the prepaid warrants and the issuance of the preferred and common stock units, together with cash flow from operations, existing cash balances and periodic borrowings under the Company's bank lines of credit, will be adequate to meet the Company's expected cash requirements through 1998.

While operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and product development activities, along with extended payment terms for certain distributors, may use cash and, consequently, such growth may require the Company to obtain additional sources of financing. There can be no assurances that unforeseen events may not require more working capital than the Company currently has at its disposal.

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

The Company has experienced certain payment delays from some of its OEM customers due to various factors, such as, local banking regulations in Brazil and tax withholding requirements in other countries. The Company has also filed suit against one customer in France, which represents approximately $1,547,000 of overdue OEM receivables. The case will be heard in May 1998 and management believes it is probable that the balance of this receivable will be fully collected. The Brazilian economy has experienced significant shifts and currency fluctuations during the last several years. With the introduction of the Portuguese version of Power Translator Pro 6.2 in March 1997, the Company experienced significant revenue generation in the Brazilian market. Accounts receivable at March 31, 1998, included approximately $3,596,000 due from Brazilian partners. While the Company has experienced some delays in scheduled payments from such partners, it is management's belief that payments will be made in full over the next several months. Management of the Company works closely with its partners on a continuous basis in order to insure timely collection of amounts owed to the Company. If the Brazilian economy were to worsen significantly, timeliness of cash receipts from these partners could be jeopardized and thus adversely impact the Company's overall working capital position.

The Company has secured a $1,500,000 revolving line of credit and a $750,000 equipment line of credit with First Union National Bank. As of March 31, 1998, the Company had $1,500,000 outstanding under the revolving line of credit, which is being used to finance accounts receivable and other working capital needs. In addition, the Company had $326,000 outstanding under the equipment line of credit which was used to finance furniture and equipment purchases.

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



                                           GLOBALINK, INC.
                                           (Registrant)




Date:  May 15, 1998                        By:/s/Mark A. Paiewonsky
                                           ------------------------
                                           Mark A. Paiewonsky
                                           Chief Financial & Accounting Officer