Form 10QSB
period 1998-06-30
GLOBALINK INC
filed 1998-08-14
CIK 899679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
        Exchange Act of 1934

        For the quarterly period ended June 30, 1998 or

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

Yes    X                                                             No

Registrant had 9,315,460 shares of common stock outstanding as of June 30, 1998.


Transitional Small Business Disclosure Format (Check one): Yes    X     No

                                 GLOBALINK, INC.

                                TABLE OF CONTENTS






Part I            Financial Information:                               Page No.


         Item 1.           Financial Statements

                           Balance Sheets as of June 30, 1998,
                             and December 31, 1997                        1

                           Statements of Operations for the Three
                             Months Ended June 30, 1998, and
                             June 30, 1997                                2

                           Statements of Operations for the Six
                             Months Ended June 30, 1998, and
                             June 30, 1997                                3

                           Statements of Cash Flows for the Six
                             Months Ended June 30, 1998, and
                             June 30, 1997                                4

                           Notes to Interim Financial Statements          5

         Item 2.           Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                  10



Part II           Other Information:


         Item 2.           Changes in Securities                         14

         Item 4.           Submission of Matters to a Vote of
                             Security Holders                            14

         Item 5.           Other Information                             14

         Item 6.           Exhibits and Reports on Form 8-K              15


Item 1.  Financial Statements
                                               GLOBALINK, INC.
                                               BALANCE SHEETS

                                                                                    June 30,           December 31,
                                                                                      1998                 1997
                                                                               ------------------   ------------------
ASSETS                                                                            (Unaudited)           (Audited)
  Current Assets:
                     Cash and cash equivalents                                 $       1,795,040    $       1,068,241
                     Marketable securities                                                     0                    0
                     Accounts receivable, net of allowances of
                          $2,879,887 and $2,693,826                                   11,619,376           11,200,143
                     Inventories                                                         736,769              760,659
                     Prepaid expenses and deposits                                     1,185,750              791,415
                     Other receivables                                                    43,506               37,134
                                                                               ------------------   ------------------

                        Total Current Assets                                          15,380,441           13,857,592

  Long-Term Receivable                                                                   125,479              327,750

  Equipment and Furniture, net of accumulated
        depreciation of $1,372,379 and $1,144,766                                        507,613              587,783

  Capitalized Software, net of accumulated
        amortization of $5,546,609 and $5,299,793                                        707,989              641,821
                                                                               ------------------   ------------------

                        Total Assets                                           $      16,721,522    $      15,414,946
                                                                               ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
                     Accounts payable - trade                                  $       2,972,126    $       2,410,886
                     Accrued and other liabilities                                     1,163,140              832,847
                     Current portion of notes payable                                  1,114,356            1,484,356
                                                                               ------------------   ------------------

                        Total Current Liabilities                                      5,249,622            4,728,089

   Long-Term Notes Payable                                                             2,087,877               92,000

   Deferred Rent                                                                          31,696               42,015

   Stockholders' Equity:
                     Preferred stock, $.01 par value, 250,000 shares
                           authorized, 23,342 and 26,771 shares
                           issued and outstanding                                        645,864              755,354
                     Common stock, $.01 par value, 20,000,000 shares
                           authorized, 9,315,460 and 9,160,236 shares
                           issued and outstanding                                         93,155               91,602
                     Additional paid-in capital - common stock                        22,822,454           22,143,154
                     Dividends payable                                                    29,982               72,573
                     Accumulated deficit                                             (14,239,128)         (12,509,841)
                                                                               ------------------   ------------------

                        Total Stockholders' Equity                                     9,352,327           10,552,842
                                                                               ------------------   ------------------

                        Total Liabilities and Stockholders' Equity             $      16,721,522    $      15,414,946
                                                                               ==================   ==================

                      The accompanying notes are an integral part of these statements.

                                       1


                                               GLOBALINK, INC.
                                          STATEMENTS OF OPERATIONS

                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                      1998                 1997
                                                                               ------------------   ------------------
                                                                                  (Unaudited)          (Unaudited)

Product sales (net of returns and allowances)                                  $       2,328,626    $       3,012,546
Translation service revenue                                                              323,919              448,607
                                                                               ------------------   ------------------
                                                                                       2,652,545            3,461,153
Costs and Expenses:
                   Cost of products sold                                                 462,748              386,027
                   Amortization of capitalized software                                   84,597              183,769
                   Direct labor and fringes                                              159,346              152,504
                   Development                                                           269,998              214,597
                   Selling, marketing and other                                        2,231,319            1,873,824
                   Administrative                                                        974,071              949,984
                                                                               ------------------   ------------------
                                                                                       4,182,079            3,760,705
                                                                               ------------------   ------------------

Loss From Operations                                                                  (1,529,534)            (299,552)

                              Interest expense, net                                      (50,029)                (506)
                                                                               ------------------   ------------------

Loss Before Income Taxes                                                              (1,579,563)            (300,058)

                              Income tax expense                                               0                    0
                                                                               ------------------   ------------------

Net Loss                                                                       $      (1,579,563)   $        (300,058)
                                                                               ==================   ==================

Loss Per Common Share (Basic and Diluted)                                      $           (0.17)   $           (0.05)
                                                                               ==================   ==================

Weighted-Average Number of Common Shares                                               9,220,986            5,899,485
                                                                               ==================   ==================
















                      The accompanying notes are an integral part of these statements.

                                       2


                                               GLOBALINK, INC.
                                          STATEMENTS OF OPERATIONS

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      1998                 1997
                                                                               ------------------   ------------------
                                                                                  (Unaudited)          (Unaudited)

Product sales (net of returns and allowances)                                  $       6,144,400    $       6,568,251
Translation service revenue                                                              936,909              599,067
                                                                               ------------------   ------------------
                                                                                       7,081,309            7,167,318
Costs and Expenses:
                   Cost of products sold                                                 885,150              861,716
                   Amortization of capitalized software                                  246,816              358,007
                   Direct labor and fringes                                              520,158              222,564
                   Development                                                           497,614              437,824
                   Selling, marketing and other                                        4,617,609            3,662,607
                   Administrative                                                      1,974,046            1,811,670
                                                                               ------------------   ------------------
                                                                                       8,741,393            7,354,388
                                                                               ------------------   ------------------

Loss From Operations                                                                  (1,660,084)            (187,070)

                              Interest expense, net                                      (69,203)             (12,774)
                                                                               ------------------   ------------------

Loss Before Income Taxes                                                              (1,729,287)            (199,844)

                              Income tax expense                                               0                    0
                                                                               ------------------   ------------------

Net Loss                                                                       $      (1,729,287)   $        (199,844)
                                                                               ==================   ==================

Loss Per Common Share (Basic and Diluted)                                      $           (0.19)   $           (0.04)
                                                                               ==================   ==================

Weighted-Average Number of Common Shares                                               9,192,863            5,748,496
                                                                               ==================   ==================
















                      The accompanying notes are an integral part of these statements.

                                       3


                                               GLOBALINK, INC.
                                          STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      1998                 1997
                                                                               ------------------   ------------------
                                                                                  (Unaudited)          (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                                                                     $      (1,729,287)   $        (199,844)
                                                                               ------------------   ------------------
  Adjustments to reconcile net loss to net cash
    used in operating activities
              Amortization of capitalized software                                       246,816              358,007
              Depreciation                                                               227,613              209,901
              Change in Assets and Liabilities
                   Increase in accounts receivable                                      (419,233)          (2,083,023)
                   Decrease in inventories                                                23,890              110,643
                   Increase in prepaid expenses and deposits                            (394,335)            (273,881)
                   Decrease (increase) in other receivables                              195,899             (237,006)
                   Increase in accounts payable                                          561,240              398,187
                   Increase in accrued and other liabilities                             330,293                5,902
                   Decrease in deferred rent                                             (10,319)             (11,774)
                                                                               ------------------   ------------------

                             Total Adjustments                                           761,864           (1,523,044)
                                                                               ------------------   ------------------

                             Net cash used in operating activities                      (967,423)          (1,722,888)
                                                                               ------------------   ------------------

Cash flows from investing activities
  Decrease in marketable securities                                                            0             (993,120)
  Increase in capitalized software                                                      (312,984)            (233,572)
  Capital expenditures for equipment and furniture                                      (147,443)             (65,254)
                                                                               ------------------   ------------------

                             Net cash used in investing activities                      (460,427)          (1,291,946)
                                                                               ------------------   ------------------

Cash flows from financing activities
  Issuance of preferred stock                                                                  0            2,381,776
  Issuance of common stock and warrants                                                  528,772                8,198
  Preferred stock dividends                                                                    0                    0
  Issuance (repayment) of debt                                                         1,625,877             (257,500)
                                                                               ------------------   ------------------

                             Net cash provided by financing activities                 2,154,649            2,132,474
                                                                               ------------------   ------------------

                             Net increase (decrease) in cash and cash equivalents        726,799             (882,360)

Cash and cash equivalents at beginning of period                                       1,068,241            1,606,088
                                                                               ------------------   ------------------

Cash and cash equivalents at end of period                                     $       1,795,040    $         723,728
                                                                               ==================   ==================



                      The accompanying notes are an integral part of these statements.

                                       4

                                 GLOBALINK, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 1998

NOTE A -- Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and the related footnotes included in the Company's audited financial statements for the year ended December 31, 1997.

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

7.       Accrued and Other Liabilities

Accrued  and  other   liabilities   consist  of  accrued   salaries,   incentive
compensation, commissions, payroll taxes and fringe benefits, deferred income, accrued royalties and other accrued liabilities.

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

The following table reconciles basic and diluted earnings per common share for the quarters ended June 30, 1998 and 1997:

                                                Three months ended June 30,
                                                  1998               1997
                                             -----------------------------------
     Numerator
          Net loss                           $ (1,579,563)        $   (300,058)
          Preferred stock dividend                (18,879)             (24,132)
                                             -----------------------------------
          Net loss available to
            common stockholders              $ (1,598,442)        $   (324,190)
                                             -----------------------------------

     Denominator
          Weighted-average shares               9,220,986            5,899,485
          Common equivalent shares                  -                    -
                                             -----------------------------------
          Diluted shares                        9,220,986            5,899,485
                                             -----------------------------------

                                                 Six months ended June 30,
                                                  1998               1997
                                             -----------------------------------
     Numerator
          Net loss                           $ (1,729,287)        $   (199,844)
          Preferred stock dividend                (37,300)             (56,543)
                                             -----------------------------------
          Net loss available to
            common stockholders              $ (1,766,587)        $   (256,387)
                                             -----------------------------------

    Denominator
          Weighted-average shares               9,192,863            5,748,496
          Common equivalent shares                  -                    -
                                             -----------------------------------
          Diluted shares                        9,192,863            5,748,496
                                             -----------------------------------

The loss per common share for the quarters ended June 30, 1998 and 1997, do not include the common equivalent shares because the effect of such inclusion would be to decrease the loss per common share.

NOTE C - Related Party Transactions

During 1996, the Company loaned $95,000 to two officers. One officer was loaned $25,000 at an interest rate of 9-1/4%, which was payable on demand and repaid during 1997. A second officer was loaned $70,000 at an interest rate of 8% in two separate promissory notes. Both notes were payable on or before December 1, 1997, with interest.

Additional notes were issued to the second officer during fiscal year 1997. On December 17, 1997, all outstanding notes for this officer were consolidated into one note of $327,750, including accrued interest. The note is a demand note with an interest rate of 8.95% and is due in full, without demand notice, on December 17, 2000. As part of the agreement, this officer pledged 140,000 shares of common stock as collateral. This officer has since made payments totaling approximately $188,000 against the note.

NOTE D - Employment Agreements

The Company has entered into employment agreements with three employees. The agreements are each for a three-year period commencing between March 1995 and June 1996 and will renew automatically for succeeding periods of one year unless sooner terminated. In the event the Company terminates without cause the employment of any of these employees, the employee shall receive an amount equal to one year's base salary plus accrued benefits and incentive compensation. The agreements contain provisions which treble certain amounts due in the event of a hostile takeover. The agreements also contain provisions for the accelerated vesting of options if certain defined changes to the composition of the Board of Directors should occur.

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

2.       Prepaid Warrants Issued

During 1996, the Company sold three prepaid warrants to a private fund in the amount of $500,000 each for a total of $1,500,000. Each warrant was convertible into shares of common stock at the lower of $5.25 per share, or 85% of the arithmetic average of the prior five days closing prices, or into 500 shares of Series A-1 preferred stock. As part of the agreement, the Company also issued 33,613 options at an exercise price of $5.25 per share to the private fund. The options have a term of four years. In addition, the Company issued 20,000 options at an exercise price of $5.25 per share to both Tanner Unman Securities, Inc., and Prudential Securities, Inc., both of whom facilitated the agreement with the private fund. These options also have a term of four years. As of December 31, 1997, the private fund had converted the prepaid warrants into 526,832 shares of common stock.

3.       Preferred Stock Issued

During 1996, the Company's Board of Directors approved a private placement of Series A-2 8% convertible, redeemable preferred stock and associated stock warrants. Dividends on the preferred stock are cumulative and payable annually in arrears, beginning January 1, 1998, in either cash or additional shares of preferred stock, at the option of the Company. The dividend is calculated as 8% of the book value of the stock, based on its original trading price. The preferred stock is convertible into ten shares of common stock any time after 30 days from the date of issuance, subject to adjustment. Any unconverted preferred stock remaining at January 1, 2002, will automatically be converted into the lesser of ten shares of common stock per preferred share or the number of shares of common stock that is equal to $100 divided by the average bid price for common stock for the ten consecutive trading days ending five business days prior to January 1, 2002, subject to adjustment. Each share of preferred stock was also issued with one warrant entitling the holder to purchase ten shares of common stock each at $4.18 per share, subject to adjustment. At June 30, 1998, and December 31, 1997, the Company had outstanding 23,342 and 26,771 shares of Series A-2 preferred stock and 34,798 and 44,415 associated stock warrants, respectively.

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

4.       Common Stock Issued

In October 1997, the Company's Board of Directors approved a private placement of common stock units. The Company sold 727,274 units for a total of $1,000,000. Each unit consisted of one share of common stock and one warrant which entitles the holder to purchase one share of common stock at an exercise price of $1.75 per share. As part of the agreement, the Company also issued purchase options for 72,727 additional units at an exercise price of $1.51 per unit to M. H. Meyerson & Co., Inc., which served as the placement agent. These purchase options have a term of five years.

NOTE F - Long-Term Notes Payable

In June 1998, the Company's Board of Directors approved the issuance of 10% Convertible Debenture units. The Company sold 22 units for a total of $2,200,000. Each unit consists of a $100,000 principal amount 10% Convertible Debenture and 23,000 common stock purchase warrants, each of which entitles the holder to purchase 23,000 shares of common stock of the Company at an exercise price of $2.50 per share for a period of five years. The holders of the debentures have the right to convert all or part of the principal amount of each debenture into shares of common stock at a price, subject to adjustment, equal to $2.00 per share. On June 10, 2003, any outstanding debentures shall automatically convert into shares of common stock. Interest on each debenture shall accrue at a rate of 10% per annum and is payable in cash annually. As part of the agreement, the Company also issued five year warrants to purchase 220,000 shares of Common Stock at an exercise price of $2.20, subject to adjustment, to
M. H. Meyerson & Co., Inc., which served as the placement agent.

NOTE G - Export Sales

The Company sells software abroad through distributors, dealers and mail orders. During the six months ended June 30, 1998, export sales to Germany and Switzerland totaled $382,000 and $375,000, respectively, or approximately 5% each of net sales. During the corresponding period in 1997, export sales to Brazil totaled $1,760,000, or approximately 25% of net sales. Total export sales for the six months ended June 30, 1998 and 1997, were approximately $2,552,000 and $4,007,000, respectively.

NOTE H - Concentration of Credit Risk

Due to the nature of the Company's business, sales to a few customers, primarily software distributors and original equipment manufacturers (OEMs), have accounted for a significant percentage of the Company's sales. During the six months ended June 30, 1998, two customers accounted for 10% or more of net sales (in aggregate, representing 41% of net sales). During the corresponding period in 1997, two customers accounted for 10% or more of net sales each (in aggregate, representing 22% of net sales). Accounts receivable at June 30, 1998, and December 31, 1997, include approximately $3,137,000 and $1,805,000, respectively, in amounts due from the Company's significant customer(s).

NOTE I - Subsequent Event

On July 20, 1998, the Company signed an agreement to be acquired by Lernout & Hauspie Speech Products N.V. ("L&H"). The transaction would be structured as a merger of the Company with a newly-formed subsidiary of L&H, pursuant to which the Company's stockholders would receive .095726 of a share of L&H common stock for each share of the Company's common stock, subject to a 10% collar arrangement. Based on the July 20, 1998, closing price of L&H's common stock of $58.50, that would result in a price of $5.60 for each of the Company's common stock shares. There will be no adjustment in the number of shares of L&H stock payable in the merger if L&H's stock price increases or decreases only 10% or less prior to the closing. If L&H's stock price increases or decreases more than 10% from $58.50, the number of shares of L&H common stock payable to the Company's stockholders would decrease or increase, respectively, to maintain a per-share consideration at the collared prices of $6.16 or $5.04. If the price of L&H's common stock drops below $43.00, L&H may either elect not to proceed with the merger or to avoid substantial dilution by using cash to make up part of the merger consideration. If the per-share price of L&H's common stock drops to $20.00 or less, the Company may elect not to proceed with the merger. It is anticipated that the merger will be consummated in the fourth quarter, pending approval by the Company's stockholders and the satisfaction of other customary conditions.

PART I.           FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This Form 10-QSB contains historical information and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including material regarding the future business operations and projected financial results of the Company. These forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results to differ materially from the forward-looking statements. Such risks and uncertainties, include, but are not limited to: general business conditions and growth in the language translation industry and the economy; competitive factors, such as competing language translation software products and services, acceptance of new language translation software products and services and pricing issues; timing of language translation software product and service introductions; unanticipated costs, complications or delays in product development; fluctuations in customer demand; risk of inventory obsolescence due to shifts in market demand; risk of nonpayment of material customer receivables; continued success in current product enhancements and language translation technology advances; risks associated with the sales of products in foreign markets, including currency fluctuations; unanticipated costs or adverse effects associated with distributors, vendors and suppliers; litigation involving intellectual property, licensing and consumer issues; availability of sufficient resources, including short- and long-term financing, to carry out the Company's product development and marketing plans; and other unanticipated business risks and uncertainties. In the context of the forward-looking information provided in this Form 10-QSB, please refer to the Company's most recent Form 10- KSB and the Company's other filings with the Securities and Exchange Commission.

The Registrant's net loss for the three months ended June 30, 1998, was $1,580,000 compared to a net loss of $300,000 for the corresponding period in 1997. Revenues for the same three month period decreased 23% to $2,653,000 from $3,461,000. For the six months ended June 30, 1998, the net loss was $1,729,000 compared to a net loss of $200,000 for the corresponding period in 1997.
Revenues for the same six month period decreased 1% to $7,081,000 from $7,167,000.

Product sales for the three months ended June 30, 1998, decreased 23% to $2,329,000 from $3,013,000 for the corresponding period in the prior year. For the six months ended June 30, 1998, product sales decreased 6% to $6,144,000 from $6,568,000 for the corresponding period in the prior year. The decrease was primarily attributable to delayed OEM and corporate sales which were anticipated to close in the second quarter, but were postponed by the prospective clients until the third and fourth quarters.

International sales for the three months ended June 30, 1998, decreased 41% to $1,254,000 from $2,122,000 for the corresponding period in 1997. For the six months ended June 30, 1998, international sales decreased 36% to $2,552,000 from $4,007,000 for the corresponding period in 1997. The Company continues to experience revenue pressures resulting from the increased efforts in reducing distributor inventory in the channels, aligning sell-through campaigns with sales of products into the channels and collecting existing receivable balances to provide for more consistent sales cycles.

Translation services revenue for the three months ended June 30, 1998, decreased 28% to $324,000 from $449,000 for the corresponding period in the prior year. For the six months ended June 30, 1998, translation service revenue increased 56% to $937,000 from $599,000 for the corresponding period in 1997. The fluctuation in revenues for this group was due to the nature and timing of larger jobs obtained under various long-term projects with the group's more established customers.

Sales returns and allowances increased to $1,717,000 for the six months ended June 30, 1998, compared to $1,417,000 for the corresponding period in 1997 due primarily to the Company's continued efforts to reduce distributor inventory in the channels and collect existing receivable balances from its distributors. Distribution agreements typically allow for the return of certain merchandise to provide for stock balancing. The Company continuously monitors these programs and makes appropriate accruals monthly to handle future distribution stock balancing. The following table shows the gross product sales, returns and net product sales for the periods indicated.

                                                 Six months ended June 30,
                                                  1998               1997
                                             -----------------------------------
     Gross Product Sales                     $   7,861,000       $  7,985,000
     Returns                                    (1,717,000)        (1,417,000)
                                             -----------------------------------
     Net Product Sales                       $   6,144,000       $  6,568,000
                                             -----------------------------------

Cost of products sold for the three months ended June 30, 1998, increased 20% to $463,000 from $386,000 for the corresponding period in the prior year. For the six months ended June 30, 1998, cost of products sold increased 3% to $885,000 from $862,000 for the corresponding period in the prior year. The increase in cost of products sold was primarily due to a shift in the Company's sales mixture during the second quarter. The Company experienced a decrease in revenues from OEM contracts, which carry a much higher gross profit margin than the Company's other products. Gross profit margin was 83% for the three months ended June 30, 1998, compared to 89% for the corresponding period in 1997. For the six months ended June 30, 1998, gross profit margin was 87% compared to 88% for the corresponding period in 1997. The decrease in gross profit margin was directly attributable to the increase in cost of products sold.

Amortization of capitalized software for the three months ended June 30, 1998, decreased 54% to $85,000 from $184,000 for the corresponding period in the prior year. For the six months ended June 30, 1998, amortization of capitalized software decreased 31% to $247,000 from $358,000 for the corresponding period in the prior year. The decrease is due to certain previously capitalized software development costs becoming fully amortized in March 1998. This was partially offset by the release of new products in March and June 1998 for which previously capitalized software development costs began to be amortized.

Direct labor and fringes, which principally include charges for independent and in-house translators within the translation services group, increased 4% for the three months ended June 30, 1998, to $159,000 from $153,000 for the corresponding period in 1997. For the six months ended June 30, 1998, direct labor and fringes increased 134% to $520,000 from $223,000 for the corresponding period in 1997. These expenses increased from 37% to 55% as a percentage of Translation Services revenues. This increase was primarily attributable to the increased sales for this group and to fluctuations in the number and relative size of jobs being performed, as the gross margin varies with the nature and size of the job due to the fixed costs incurred and administrative tasks performed.

Product development expenses, which consist of the current cost of non-capitalizable development expenses, increased 26% for the three months ended June 30, 1998, to $270,000 from $215,000 for the corresponding period in the prior year. For the six months ended June 30, 1998, product development expenses increased 14% to $498,000 from $438,000 for the corresponding period in the prior year. The increase in product development expenses is due to the current development of the Company's new intra-European language pairs along with a major Barcelona Improvement Project (BIP) which may improve the accuracy and quality of the Company's entire product line.

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales and translation services, increased 19%, or $357,000, to $2,231,000 for the three months ended June 30, 1998, from $1,874,000 for the corresponding period in 1997. For the six months ended June 30, 1998, selling, marketing and other expenses increased 26%, or $955,000, to $4,618,000 from $3,663,000 for the corresponding period in 1997. This increase was primarily attributable to increased promotion and advertising programs.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the three months ended June 30, 1998, these expenses increased 3%, or $24,000, to $974,000 from $950,000 for the corresponding period in the prior year. For the six months ended June 30, 1998, these expenses increased 9%, or $162,000, to $1,974,000 from $1,812,000 for the corresponding period in the prior year. The increases occurred primarily in the areas of payroll, legal and accounting fees, recruiting, rent and depreciation as a result of additional expenses incurred to support the growth of the Company.

Interest expense was $50,000 for the three months ended June 30, 1998, compared to $1,000 for the corresponding period in 1997. For the six months ended June 30, 1998, interest expense was $69,000 compared to $13,000 for the corresponding period in 1997. This was due to interest expense incurred on the Company's revolving and equipment lines of credit and convertible debentures.

Income Tax Expense

No provision for income taxes was required due to the Company's net operating loss ("NOL") carryforwards. Approximately $10,478,000 of NOL carryforwards existed at December 31, 1997. Accordingly, the NOL carryforwards at June 30, 1998, are sufficient to cover any potential income tax expense generated as a result of any future earnings reported.

Liquidity and Financial Resources

The Company anticipates that the net proceeds from the issuance of the preferred stock units, common stock units and convertible debentures, together with cash flow from operations, existing cash balances and periodic borrowings under the Company's bank lines of credit, will be adequate to meet the Company's expected cash requirements through 1998.

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

The Company has experienced certain payment delays from some of its OEM customers due to various factors, such as, local banking regulations in Brazil and tax withholding requirements in other countries. The Company has also filed suit against one customer in France, which represents approximately $1,547,000 of overdue OEM receivables. The case will be heard in September 1998 and management believes it is probable that the balance of this receivable will be fully collected. The Brazilian economy has experienced significant shifts and currency fluctuations during the last several years. With the introduction of the Portuguese version of Power Translator Pro 6.2 in March 1997, the Company experienced significant revenue generation in the Brazilian market. Accounts receivable at June 30, 1998, included approximately $3,119,000 due from Brazilian partners. While the Company has experienced some delays in scheduled payments from such partners, it is management's belief that payments will be made in full over the next several months. Management of the Company works closely with its partners on a continuous basis in order to insure timely collection of amounts owed to the Company. If the Brazilian economy were to worsen significantly, timeliness of cash receipts from these partners could be jeopardized and thus adversely impact the Company's overall working capital position.

The Company has secured a $1,000,000 revolving line of credit and a $750,000 equipment line of credit with First Union National Bank. As of June 30, 1998, the Company had $1,000,000 outstanding under the revolving line of credit, which is being used to finance accounts receivable and other working capital needs. In addition, the Company had $165,000 outstanding under the equipment line of credit, which was used to finance furniture and equipment purchases.

Other than as discussed above, the Company is not aware of any known trends, or uncertainties, that have had or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities

In June 1998, the Company issued 22 units of $100,000 principal amount 10% Convertible Debentures for a total of $2,200,000, as further disclosed in Note F to the Notes to Interim Financial Statements.

During the three months ended June 30, 1998, holders of Series A-2 preferred stock converted 5,532 shares of preferred stock into 71,711 shares of common stock and exercised 54,264 warrants to purchase 70,000 shares of common stock at $3.24 per share.

During the three months ended June 30, 1998, the Company granted options to certain directors and employees to purchase an aggregate of 146,000 shares of common stock. Options for 80,000 shares were granted to directors, all of which have an exercise price of $3.44 per share, have a term of 5 years and are fully vested. Options for 66,000 shares were granted to employees, all of which have an exercise price of $3.44 per share, have a term of 8 years and vest at the rate of 33-1/3 percent per year over 3 years.

The issuances of all of these convertible debentures, common stock and options are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

Item 4.           Submission of Matters to a Vote of Security Holders

On June 19, 1998, the Company held its annual meeting of stockholders, at which the Company's stockholders considered (i) the election of directors, (ii) the appointment of Grant Thornton LLP as the Company's independent public accountants and (iii) the approval of the Company's 1997 Employee Stock Option Plan. Stockholders voted to elect Harry E. Hagerty, Jr., William E. Kimberly, John F. McCarthy, III, Thomas W. Patterson, Ronald W. Johnston and David H. Biggs to serve as directors for the ensuing year and until their successors are elected and qualified. 8,089,965 shares were voted for and 122,196 shares were withheld in Harry E. Hagerty's election, 8,091,915 shares were voted for and 120,246 shares were withheld in William E. Kimberly's, John F. McCarthy's, Ronald W. Johnston's and David H. Biggs' election and 8,091,715 shares were voted for and 120,446 shares were withheld in Thomas W. Patterson's election.
With respect to the appointment of Grant Thornton LLP as the Company's independent public accountants, 8,120,425 were voted for, 50,090 shares were voted against and 41,646 shares abstained from voting. With respect to the approval of the Company's 1997 Employee Stock Option Plan, 3,043,719 were voted for, 342,929 shares were voted against and 4,825,513 shares abstained from voting.

Item 5.           Other Information

Notice to Stockholders Regarding 1999 Annual Meeting of Stockholders

Pursuant to Rule 14a-4 promulgated under the Securities Exchange Act of 1934, stockholders are advised that the Company's management shall be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office in Fairfax, Virginia no later than February 1, 1999.

Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits

                  27        Financial Data Schedule (6/30/98)

         b.       Reports on Form 8-K

                  The Company filed a report in order to disclose the sale of 22 units of $100,000 principal amount 10% Convertible Debentures on Form 8-K on June 25, 1998.

                                   SIGNATURES





         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GLOBALINK, INC.
                                         (Registrant)




Date:  August 14, 1998                   By:/s/Mark A. Paiewonsky
                                            ---------------------
                                            Mark A. Paiewonsky
                                            Chief Financial & Accounting Officer