Form 10KSB/A
period 1997-12-31
GLOBALINK INC
filed 1998-08-25
CIK 899679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

  X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
------        1934 For the fiscal year ended: December 31, 1997
                                             -------------------

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

                                GLOBALINK, INC.
                               TABLE OF CONTENTS


                          Annual Report on Form 10-KSB
                  For the Fiscal Year ended December 31, 1997

Part I                                                                 Page No.
                                                                       --------
Item 1.    Business...................................................     3

Item 2     Properties.................................................    10

Item 3     Legal Proceedings..........................................    10

Item 4     Submission of Matters to a Vote of Security Holders........    10


Part II

Item 5     Market for Registrant's Common Equity and Related
           Stockholder Matters........................................    11

Item 6     Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................    13

Item 7     Financial Statements and Supplementary Data................    20

Item 8     Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure...................................    20


Part III

Item 9     Directors, Executive Officers of the Registrant............    21

Item 10    Executive Compensation.....................................    22

Item 11    Security Ownership of Certain Beneficial Owners and
           Management.................................................    23

Item 12    Certain Relationships and Related Transactions.............    23


Part IV

Item 13    Exhibits and Reports on Form 8-K ..........................    24

                                     PART I

ITEM 1   BUSINESS


The Company

Globalink, Inc. ("Globalink" or "the Company") is a leading provider of products and services that help businesses and individuals overcome language barriers. The Company designs, develops, publishes, markets and supports translation and language learning software; provides real-time translations to Internet users through its Comprende service; and provides professional translation services through the Globalink Translation Services Division. With an extensive range of software and service offerings, Globalink helps corporations, government agencies, large organizations, students, educators and small businesses solve language problems. The Company currently markets bi-directional software for creating draft translations between English and French, German, Italian, Portuguese and Spanish, as well as language learning software for English, French, German and Spanish. The Company continues to develop new generations of its core translation technology while also bringing new applications of that technology and related technologies to market, providing advanced and affordable translation software and language learning software for its customers.

The Company also offers professional translation services through its worldwide network of translators. Some of the materials routinely translated include: Web Sites, software user guides, technical manuals, proposals, legal contracts, business correspondence, advertising and marketing materials, newsletters, employee handbooks, and more. These services focus on translating documents in a time sensitive production environment designed to meet the needs of the Company's domestic and international client base.

Background

As the global economy has continued to expand, so too has the need to share information. As post-industrial economies are transforming into information economies, data is increasingly a vital asset. Timely access to pertinent information is essential for the "knowledge workers" of these new economies. The growth of the Internet has played a significant role in this new wave of information processing. E-mail messages, Web sites, and HTML and word processing documents are rapidly becoming international in the audience they address, as they are disseminated over the Internet. While the Internet enables the flow of information across national and cultural boundaries, communication still requires overcoming the language barrier. As a leading provider of machine translation technology, the Company sees growth opportunities in providing tools to enable communication. Machine translation, also known as "MT," is the process of converting text from one language to another with a computer. Today, humans still perform most translations. As more information is digitally created and transmitted, alternative translation methods will play a larger role. In the case of the Internet and e-business, the need for high-volume, real-time translations makes machine translation solutions particularly important.

Machine Translation (MT) Technology

Machine Translation (MT), the automated process of translating from one language to another, is the earliest type of language processing. Unlike software that merely looks up words in a dictionary, MT grammatically analyzes the original language text (source language) and automatically generates corresponding text in the target language desired. This output may then be displayed on-screen, printed (with or without the corresponding source language), e-mailed or posted on a Web site, among other options. Globalink's translation applications use three sets of data: the input text, the translation program and permanent knowledge sources (containing a dictionary of words and phrases of the source language), and information about the concepts evoked by the dictionary and rules for sentence development. These rules are in the form of linguistic rules for syntax and grammar, and some are algorithms governing verb conjugation, syntax adjustment, gender and number agreement and word re-ordering. Once the user has selected the source text and initiated the machine translation process, the program begins to match words of the input text with those stored in its dictionary. Upon finding a match, the application brings up a complete record that includes information on possible meanings of the word and its contextual relationship to other words that occur in the same sentence. The time required for the translation depends on the length of the text and the system running the software.

Globalink's Products -- Core Technology

Globalink translation software products and services (Comprende(TM), Globalink Language Assistant(TM), Globalink Power Translator(R), Globalink Power Translator(R) Pro and Globalink Web Translator(TM)) provide high-speed, computer-assisted draft translations for a wide range of applications. When used with customized Subject Dictionaries, Globalink translation software creates draft translations of scientific, technical, or commercial texts. The source texts should use clearly written, grammatically correct, declarative sentences. The Company's software is not intended for use in translating literary works or poetry.

The most recent versions of these products are based on Globalink's proprietary Barcelona technology. Globalink's Barcelona technology, with its modular architecture of linguistics and programming components, enhances the development of both the core translation technology and new language pairs. In addition, Globalink currently has research efforts underway in the areas of context-free parsing, transformational morphology, statistical analysis, and large-corpus lexicography.

Globalink translation programs convert the original text into the selected target language, utilizing the machine translation dictionaries as lexical databases. Users can translate entire documents with a single command, or translate selections or single sentences from the document. Documents can be created using the built-in editor of the program, or can be imported from other files in which the documents are resident, using import filters that retain formatting. In addition, some of the Company's programs allow users to operate the program from within a word processor (e.g. Microsoft Word for Windows). Similarly, Web Translator and Comprende let users translate Web pages as they surf the Internet. Other features allow for translation of e-mail messages and chat rooms.

All of Globalink's translation programs seek to be user-friendly and to generate quality draft translations. Users can add new terms to the dictionaries or modify existing terms. They can also create special Subject Dictionaries or purchase them from Globalink. In programs such as Power Translator, the texts are displayed in a split screen, facilitating review of the source text and the target text. Similarly, the built in editor, with special features for entering accented and foreign character entry, permits users to edit translations on-screen. During the editing process, users can access alternative translations or synonyms for terms in the source language that may result in translations that are more accurate.

Special translation algorithms will perform multiple translations of a word in a sentence based on parts of speech. Other translation features include: component analysis of German compound nouns, the disambiguation of terms with multiple parts of speech, automatic inflection of semantic units, and other automatic grammatical functions.

The software products also contain a special reference component that will display parts of speech, translations and other grammatical information for terms contained in the internal dictionaries of the products.

Market Strategy

Globalink's objective is to become the world's leading provider of translation and language solutions. The Company's target market areas are professional, governmental, educational, industry, and consumer mass markets. Globalink translation software products are designed to emphasize quality translation, adaptability to the end user, integration with market-leading applications (such as Web browsers, e-mail packages, word processors and online offerings) and affordability.

Current Globalink products and others under development are available on a wide variety of computer platforms including IBM PCs and compatibles under Windows and Internet-based offerings that are functional across platforms. These products and services are designed to deliver high productivity through rapid draft translations. The Company's products and services cover a range in price for large organizations as well as for general consumers. The Company plans to continue to broaden its product offerings with more language pairs, enhancements to its existing products, and new products and services for areas such as e-business.

The Company sells its products and services primarily through worldwide non-exclusive distributor/dealer channels and original equipment manufacturer
(OEM) agreements. Distributors normally agree to purchase inventory of products upon execution of their respective distributor agreements. The Company is broadening its distribution through expansion of its distribution/dealer channels, direct sales efforts nationally, OEM agreements, on line (Internet based) sales channels and extensive promotional programs. Distributor agreements usually contain stock rotation provisions which allow distributors to periodically exchange one product held in inventory for an equal value of another product upon written request. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products and Services

Globalink Comprende is a real-time Intranet-based translation service that gives account holders the capability to translate documents, web pages, electronic mail, newsgroups, and chat. Comprende account holders can surf the Internet in any of the offered languages, turning the service on when necessary to translate found material into the user's natural language. Once logged on, the Globalink server systems remotely retrieve web pages, e-mail, documents, newsgroup content, or chat dialogue on demand, run it through the Comprende translation engine, and return the page contents to the user for viewing. Currently, the service offers translation for the following language pairs: French{}English, German{}English, Italian{}English, Portuguese{}English and Spanish{}English.

Globalink Intranet Translator(TM) is a product for corporate Intranets which translates e-mail messages, web pages, word processor files and other documents. Language pairs supported are French{}English, German{}English, Italian{}English, Portuguese{}English and Spanish{}English. Chinese, Japanese and Russian are in development. Globalink Intranet Translator is compatible with many Windows applications, office suites, e-mail packages, Web browsers and groupware packages. The server portion of Globalink Intranet Translator currently runs on Windows NT, while desktop clients using Windows 3.X, Windows 95 or Windows NT interact with the server. Because Globalink Intranet Translator is Intranet-based, information services (IS) departments can maintain and control deployment of computer-based translation capabilities while providing similar, scaleable support for "clients" on workstations or notebook computers located anywhere throughout the enterprise. This architecture also allows customers to develop and control customized dictionaries.

Globalink Power Translator(R) and Globalink Power Translator(R) Pro (versions 6.x). Globalink Power Translator is the Company's newest shrink-wrapped retail product. The product creates draft translations of documents, including e-mail and Web pages for four or five language pairs in one box French{}English, German{}English, Italian{}English, Portuguese{}English and Spanish{}English-- Globalink Power Translator customers can create new documents, import files from other applications, or install it to work within Microsoft Word or Corel WordPerfect. Globalink Power Translator also includes a utility for translating within e-mail applications, a special version of Globalink Web Translator(TM) (see below), and a Conversation utility. Advanced features allow the user to create, prioritize and modify dictionaries; edit documents interactively; and look up or inflect words. Globalink Power Translator uses the Globalink Barcelona(TM) technology and runs on Windows 95 or NT systems.

Globalink Power Translator 5.1 (16 bit) is a similar product to Globalink Power Translator 6.x (32 bit), but is for Windows 3.1 systems. The product includes three language pairs: French{}English, German{}English and Spanish{}English.

Globalink Language Assistant is targeted at students, travelers, pen pals, and home computer users. Globalink Language Assistant is useful to translate letters, articles, recipes, travel brochures, bulletins and more. A suite of reference tools gives users instant help when writing, studying, or translating. Globalink Language Assistant products have extensive grammar help, including an on-line grammar "reference book" to help users get better translation quality. Bilingual dictionaries can be customized by adding new words and phrases, or by modifying existing entries. Finally, for writing in a foreign language or entering new foreign words to dictionaries, the program contains an accented character utility.

Globalink Web Translator(TM) is a browser add-on for translating Web sites. The product applies the Company's core MT technology to tasks such as understanding information from news bureaus, resorts, embassies, libraries, museums, and more. Translations are draft-quality, providing an understandable translation of the foreign language site. Translated pages maintain the hotlinks, graphics, and formatting of the original pages. Globalink Web Translator works with Netscape Navigator and Microsoft Internet Explorer and translates while on-line so users do not have to exit their browser. Versions for Italian to and from English and Portuguese (Brazilian) to and from English are available. This product runs on Windows 3.1, Windows 95 or Windows NT.

New Products--During 1998, Globalink plans to release a variety of new products and services. These new offerings are expected to include updated and improved versions of existing products, new language pairs (such as French{}German and Spanish{}Portuguese) within the Barcelona technology for use across multiple product lines, and new product functions, with an emphasis on the Internet/Intranet/Extranet environment, and the market segments of e-business and online communication. In addition, Globalink plans to put significant emphasis on continued development of its core Barcelona technology, expanding its functionality and increasing both speed and translation quality. The Company believes that any improvements in the Barcelona technology would benefit many of Globalink's products and services.

Sales, Marketing and Distribution

The Company markets and sells its software products through a variety of channels, primarily through worldwide non-exclusive distributor/dealer channels and OEM agreements. Distributors provide products to retailers or value added resellers (VARs) who sell to end users or the public. In order to accomplish this channel sales process the Company employs an internal retail and distribution sales team and also the services of merchandising representatives who call on retail establishments. The Company also participates in trade shows and invests in advertising and other promotional activities. The Company is broadening its distribution through expansion of its distribution/dealer channels, direct sales efforts nationally, OEM agreements, on-line (Internet-based) sales channels and promotional programs. Distributor agreements usually contain stock rotation provisions which allow distributors to periodically exchange one product held in inventory for an equal value of another product upon written request. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Promotional activities of varying forms are the single largest expense of software product marketing. Product promotion is a continuing business activity and increases proportionally with increases in revenue.

Promotion and Advertising

With the recent private equity placements, the Company has been able to invest in advertising campaigns and promotions. This has included expanded public relations programs, extended advertising in general business publications, as well as trade journals, and increased use of free or general news coverage publicity.

Currently,   the  Company's  promotion  and  advertising  programs  include  the following:

Advertising - Product advertising appears at different times in different media, as the Company performs targeted marketing. For example, campaigns have included ads in trade magazines, regional promotions and promotions targeting specific demographic sectors. Catalog advertising continues at a high rate in industry and trade catalogs. Online advertising and promotions are expected to continue to increase in importance in 1998.

Direct Mail - The Company invests in direct mail programs to increase sales and exposure for its product lines. This includes programs by industry and by demographic profiles of buyers.

Exhibits - CeBIT and other European trade shows highlight the Company's participation in several local, national and international trade shows. In addition to Company expenditures, many of the distributors and agents employed by the Company participate in local exhibits. Globalink is also the Official
Translation Company of the Internet World trade shows in Latin America and Europe.

Public Relations - The Company plans to expand its public relations programs to educate the general marketplace. These include the employment of freelance public relations agents or specialized companies throughout the world.

Distributors

The Company currently has a number of worldwide distributors. These include the larger international distributors such as Ingram Micro, Merisel and TechData, and various second tier distributors. In less developed parts of the world the Company uses regional or local distributors. In parts of Europe and South America the Company uses sales agents to represent its interests.

Product Development

Since inception, the Company has made substantial investments in product development. To date, the Company's products have been developed by its internal product development staff and independent contractors. The Company believes that timely development of new products and enhancements to existing products is essential to maintaining a competitive position in the market.

The Company currently has a staff of development personnel located in the Research and Development facility in San Diego, California. The Company is focusing its development efforts in three areas: first, in the development of algorithms to improve translation quality, second, in the development of new language pairs to expand current markets or enter new markets, and third, in the development of new product functions, with an emphasis on the Internet/Intranet/Extranet environment.

Competition

Competition in the PC software industry in general is intense and includes competition not only between similar product companies but among all PC software companies for retail shelf space. The same battle for product awareness is now being waged in online environments; thus, the Company's competitors include not only other companies who produce and market machine translation products, but also virtually all software companies who compete for shelf space in computer software retailers and for buyers of translation services marketed on the Internet.

Within the software industry, several manufacturers have made public statements of their intent to produce or market machine translation products. These companies include Microsoft, Novell and IBM. Among direct PC software competitors there are a dozen or more companies, including Logos, Systran and Transparent Language Inc., who market machine translation software products that compete in either the PC marketplace or the online marketplace.

Globalink holds a strong position in the retail marketplace for machine translation software. The Company believes it has successfully pioneered and dominated an emerging software industry segment to date and will continue to do so as long as the Company continues to generates new and advanced products.

In order to be successful in the future, the Company must respond promptly and effectively to the challenges of technological and marketing capabilities competitors may offer. The Company's performance will depend on its ability to innovate, as well as maintain and solicit quality people in technical, sales and management positions. The Company will continue to seek out and recruit capable and experienced staff in order to maintain its competitive superiority.

The translation services market is also highly competitive. Although none of the current participants in this market has a significant market share, the Company has numerous competitors, certain of whom have substantially greater resources than the Company. The Company competes primarily on the basis of quality of translation, responsiveness and price.

The Company believes that competition in the Internet/Intranet machine translation market, will be based upon accuracy, functionality, ease-of-use, versatility and price. There can be no assurance that the Internet and Intranet machine translation products being developed by the Company will be commercially successful.

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

The Company provides its products to end users typically under non-exclusive, perpetual term licenses, which generally are nontransferable. The Company generally licenses its products solely for the customer's internal operations and only on designated computers. In certain circumstances, the Company makes available enterprise-wide licenses. The Company does not make source code available as this may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

In December 1997, the Company entered into a non-monetary transaction with a publishing company which included license agreements between the parties. The Company became a licensee under two agreements. The first was a one year license for the use of six "Virtual Campuses" established by the publishing company. The second was a one-year renewable license relating to "Campus Courseware" provided by the publishing company. In exchange, the Company granted a license for its Barcelona Technology Server in five languages. In conjunction with this license, the Company will provide maintenance for a period of one year from the date of the agreement.

The Company has registered its "GLOBALINK" service mark and trademark in the United States for language translation services and computer software for foreign language translation, respectively. The Company has also registered the following marks in the United States: "POWER TRANSLATOR" for computer software for foreign language translation; "GLOBALINK THE TRANSLATION COMPANY", together with the oval logo, for computer hardware and software for language translation and "TRANSLATE DIRECT" for language translation services. The Company has applications pending for federal registration of the following marks:
"COMPRENDE", "NO COMPRENDE? NO COMPRENDE, KNOW THE WORLD", "TRANSLATEPLUS", "WEB TRANSLATOR", "GLOBALINK THE TRANSLATION COMPANY" with the flag logo, "TRANSLATION @ YOUR FINGERTIPS", the "Flag Design", and the "Comprende Design". The Company is in the process of registering the mark "GLOBALINK", together with the Company's flag logo, in addition to the mark "WEB TRANSLATOR", in the United States, Canada, the European Community (Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden and the United Kingdom) and other major international markets in Asia and South America. The mark "GLOBALINK" with the Company's flag logo concerns language translation software and services, whereas the mark "WEB TRANSLATOR" has been filed in connection with software. The use and registration rights of a trademark holder do not ensure that such holder has superior rights to others that may have registered or used identical related marks on related goods or services.

The Company believes that copyright protection, which generally applies whether or not a license agreement exists, is sufficient to protect the Company's rights regarding its products.

Employees

As of December 31, 1997, the Company had sixty-eight (68) full-time and five (5) part-time employees; including nineteen (19) in product development, thirteen
(13) in marketing and sales, twenty-six (26) in finance, administration and shipping, two (2) in customer support, and thirteen (13) in language services. The Company's future success will depend on, in part, its ability to continue to attract, retain and motivate highly qualified technical, marketing and management personnel. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that it has a satisfactory relationship with its employees.


ITEM 2   PROPERTIES

The Company leases approximately 21,100 square feet of office space in Fairfax, Virginia, pursuant to a lease that expires on August 31, 1999. This space, which allows some room for expansion, is used as the Company's headquarters and includes marketing, sales, customer support, and administrative offices. The Company also leases approximately 7,200 square feet of office space in San Diego, California, pursuant to a lease that expires on December 7, 2000. This space is primarily utilized as the Research and Development center. Additionally, the Company leases approximately 300 square feet of office space in Paris, France. This space supports the European Sales and Marketing team.


ITEM 3   LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of its business. The Company believes that the ultimate resolution of such claims, either individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

The Company has also filed suit against one customer in France, for payment of approximately $1,547,000 of overdue OEM receivables. The case is scheduled for hearing in September 1998 and the Company believes it is probable that the balance of this receivable eventually will be fully collected.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the quarter ended December 31, 1997.

                                    PART II


ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

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

         Calendar year 1996                       High       Low
                                                 -------   -------
         First Quarter.....................       8.000     5.000
         Second Quarter....................       9.375     5.875
         Third Quarter.....................       7.375     5.125
         Fourth Quarter....................       5.750     2.750


         Calendar year 1997                       High       Low
                                                 -------   -------
         First Quarter.....................       4.312     2.875
         Second Quarter....................       4.000     3.125
         Third Quarter.....................       3.562     1.125
         Fourth Quarter....................       3.500     1.688

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

In March 1997, the Company sold 2,502 shares of Series A-3 preferred stock to a private fund for a total of $2,502,000. Each share was convertible into shares of Common Stock at the lower of $3.44 per share, or 85% of the arithmetic average of the prior five days closing prices. As part of the agreement, the Company also issued 85,568 options at an exercise price of $4.30 per share to the private fund. The options have a term of four years. In addition, the Company issued 25,050 options at an exercise price of $3.44 per share to Tanner Unman Securities, Inc., and 20,000 options at an exercise price of $4.30 per share to Prudential Securities, Inc., both of which facilitated the agreement with the private fund. These options also have a term of four years. As of December 31, 1997, the private fund had converted the Series A-3 preferred stock into 2,382,268 shares of Common Stock.

In October 1997, the Company sold 727,274 units for a total of $1,000,000. Each unit consisted of one share of common stock and one warrant which entitles the holder to purchase one share of Common Stock at an exercise price of $1.75 per share. As part of the agreement, the Company also issued purchase options for 72,727 additional units at an exercise price of $1.51 per unit to M.H. Meyerson & Co., Inc., which served as the placement agent. These purchase options have a term of five years.

During 1997, holders of Series A-2 preferred stock converted 17,644 shares of preferred stock into 176,440 shares of Common Stock.

During 1997, the Company granted options to certain directors and employees to purchase an aggregate of 906,000 shares of Common Stock. Options for 70,000 shares were granted to directors, all of which have an exercise price of $3.44 per share, have a term of 5 years and are fully vested. Options for 836,000 shares were granted to employees, of which 759,500 have an exercise price of $3.44 per share, have a term of 8 years and vest at the rate of 50 percent immediately and 50 percent in one year, 65,000 have exercise prices ranging from $3.44 to $5.00, have a term of 5 years and are fully vested and 11,500 have exercise prices ranging from $3.13 to $3.44, have a term of 5 years and vest at a rate of 33-1/3 percent per year over 3 years.

The issuances of all of these securities are claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

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

Revenues


                                           Year Ended   Year Ended   Increase
                                            12/31/97     12/31/96       %
                                          ------------ ------------ ----------
Product Sales (net of returns)..........  $13,387,000  $12,429,000      8%
Translation Services....................    1,342,000    1,547,000    -13%
                                          ------------ ------------ ----------
Total Sales.............................  $14,729,000  $13,976,000      5%


Globalink's total sales increased 5% to $14,729,000 for the year ended December 31, 1997, from $13,976,000 for the year ended December 31, 1996. During 1997 the Company introduced a Portuguese version of Power Translator Pro 6.2 which has been well accepted in Brazil. The Company continues to experience revenue pressures resulting from increased efforts in reducing distributor inventory in the channels, aligning sell-through campaigns with sales of products into the channels, and collecting existing receivable balances to provide for more consistent sales cycles.

Product sales for the year ended December 31, 1997, increased 8% or $958,000 to $13,387,000 from $12,429,000 for the year ended December 31, 1996. U.S.
distributor channel sales increased 8% to $5,798,000 for the year ended December 31, 1997, from $5,350,000 in the prior year. The Company continues to open new distributor channels, increase growth in the existing distributor channels, and pursue additional OEM opportunities. The Language Assistant Series Localized version and the Power Translator and Language
Assistant Series versions for Windows in CD-ROM media have been the primary vehicles for sales to the Company's distributors and have been well accepted. In addition, the Company introduced Power Translator 6.0 in June 1996, and Talk to Me in December 1996, Power Translator Pro 6.2 in March 1997, and Language Assistant 2.0 in September 1997, all of which have also been well accepted.

For the year ended December 31, 1997, international sales increased 7% to $7,589,000 from $7,079,000 in the prior year. International sales represented 51% of total sales in 1997 and 1996. The primary exports have been to Europe, Canada, and Latin and South America. In 1997, export sales to Brazil were approximately $3,159,000, or 21% of total sales. In 1996, export sales to France and Germany were approximately $2,126,000 and $1,495,000, respectively, or 15% and 11% of total sales, respectively. International sales have been primarily attributable to further development of the Company's network of international distributors, along with additional OEM contracts entered into in South America and Europe. The Company has also shifted its focus in Europe away from the exclusive use of key major distributors towards smaller, more active, second tier distributors who the Company believes are better able to promote and sell its products into the retail channel of their respective geographical locations.

Translation Services revenue decreased 13% to $1,342,000 for the year ended December 31, 1997, from $1,547,000 for the year ended December 31, 1996. The decrease in revenues for this group resulted from delays early in the year in obtaining larger jobs and establishing more long term projects with the group's customers.

Throughout 1997, the Company placed increasing emphasis on developing multiple channels of distribution, including distributors, resellers, VARs and OEMs. Globalink also continued to develop a telesales group which has proven to be successful.

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



                                           Year Ended   Year Ended
                                            12/31/97     12/31/96
                                          ------------ ------------
Gross Product Sales................       $17,194,000  $17,094,000
Returns............................        (3,807,000)  (4,665,000)
                                          ------------ ------------
Net Sales.........................        $13,387,000  $12,429,000

Costs and Expenses


                                           Year Ended   Year Ended    Change
                                            12/31/97     12/31/96       %
                                          ------------ ------------ ----------
Cost of product sold...................   $ 2,347,000  $ 1,766,000     33%
Direct labor & fringes.................       705,000      799,000    -12%
Amortization of capitalized software...       650,000      570,000     14%
Product development....................       898,000    1,452,000    -38%
Selling, marketing & other.............     7,978,000    8,245,000     -3%
General & administrative...............     3,744,000    3,357,000     12%
                                          ------------ ------------ ----------
Total costs and expenses...............   $16,322,000  $16,189,000      1%


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

Selling, marketing and other expenses, which include the costs of selling, marketing, customer support, shipping and administration for product sales, decreased 3% or $267,000 to $7,978,000 for the period ended December 31, 1997, from $8,245,000 for the prior year. This decrease was primarily attributable to the Company's increased focus of fiscal resources on more effective promotion and advertising programs, particularly in print media and retail store promotions.

General and administrative expenses consist primarily of payroll and related expenses, occupancy costs, travel and related expenses for senior management, finance and accounting, legal and administration. For the year ended December 31, 1997, general and administrative expenses increased 12% or $387,000 from the prior year. The increases occurred primarily in the areas of payroll, legal and accounting fees, insurance costs, rent and depreciation as a result of additional expenses incurred to support the anticipated growth of the Company.

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

Liquidity and Financial Resources

The Company has a $3,000,000 demand loan and a $750,000 equipment line of credit with First Union National Bank. As of December 31, 1997, the Company had
$1,250,000 outstanding under the demand note, which is being used to finance accounts receivable and other working capital needs. In addition, the Company had $326,000 outstanding at December 31, 1997, under the equipment line which was used to finance furniture and equipment purchases.

During 1997 and 1996 the Company's principal uses of cash were to fund the losses incurred and support the development of the Company's software products and increases in accounts receivable and fixed assets.

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

In December 1996 and January 1997 the Company issued 40,224 and 4,191 units of Series A-2 8%, convertible, redeemable preferred stock and associated warrants, respectively. Each unit consisted of one (1) share of 8% convertible, redeemable Preferred Stock and one (1) Warrant to purchase ten (10) shares of Common Stock at $4.18 per share. Each share of preferred stock was convertible into ten shares of common stock at the holders option. Dividends on the preferred stock are cumulative and payable annually in arrears, beginning January 1, 1998, in either cash or shares of common stock at the option of the Company. The offering resulted in net proceeds to the Company of approximately $1,253,000.

In March 1997 the Company issued 2,502 shares of Series A-3 convertible, redeemable preferred stock and associated stock warrants to a private fund for a total of $2,502,000. Each share was convertible into shares of common stock at the lower of $3.44 per share, or 85% of the arithmetic average of the prior five days closing prices. In addition, the Company raised $1,000,000 in a private placement of 727,274 units in October 1997. Each unit consisted of one share of common stock and one warrant which entitles the holder to purchase one share of common stock at an exercise price of $1.75.

During 1997, approximately $2,160,000 was used to finance accounts receivable, $473,000 was used to finance capitalized software, $328,000 was used to finance a long-term receivable, and $136,000 was used to purchase fixed assets. This was primarily funded by an increase in accounts payable of $354,000 and the issuance of common stock and preferred stock totaling $3,153,000. During 1996, approximately $1,860,000 was used to finance accounts receivable, $437,000 was used to finance capitalized software, $333,000 was used to finance inventory, and $271,000 was used to purchase fixed assets. This was primarily funded by an increase in accounts payable of $316,000 and the issuance of common stock, preferred stock and stock warrants totaling $2,558,000. The remaining proceeds have been invested in short-term repurchase agreements collateralized by government securities.

For the year ended December 31, 1997, the Company's cash and cash equivalents, invested cash and marketable securities decreased to $1,068,000 from $1,606,000 primarily as a result of the loss incurred for the year along with the financing of accounts receivable, capitalized software and fixed assets, offset by the amortization of capitalized software and depreciation totaling $1,078,000 and the proceeds from issuance of common stock and preferred stock totaling $3,153,000. As of December 31, 1997, the Company had $9,130,000 in working capital. The Company has no significant capital asset commitments.

For the year ended December 31, 1997, accounts receivable increased to $11,200,000 from $9,040,000. This increase of $2,160,000 resulted principally from the increase in OEM contracts, which typically provide for graduated installment payments over a period of up to 12 months. In addition, the Company has experienced certain payment delays from some of its OEM customers due to various factors, such as, local banking regulations in Brazil and tax withholding requirements in other countries. The Company has also filed suit against one customer in France, which represents approximately $1,547,000 of overdue OEM receivables. The case will be heard on September 4, 1998, and management believes it is probable that the balance of this receivable will be fully collected. The Brazilian economy has experienced significant shifts and currency fluctuations during the last several years. With the introduction of the Portuguese version of Power Translator Pro 6.2 in March 1997, the Company experienced significant revenue generation in the Brazilian market. Accounts receivable at December 31, 1997, included approximately $3,425,000 due from Brazilian partners. While the Company has experienced some delays in scheduled payments from such partners, it is management's belief that payments will be made in full over the next several months. Management of the Company works closely with its partners on a continuous basis in order to insure timely collection of amounts owed to the Company. If the Brazilian economy were to worsen significantly, timeliness of cash receipts from these partners could be jeopardized and thus adversely impact the Company's overall working capital position.

In December 1997, the Company entered into a non-monetary transaction with a publishing company which included license agreements between the parties. No gain or loss was recorded on this transaction, as there was an equal exchange between the two companies.

The Company became a licensee under two agreements. The first, a one-year license for the use of six "Virtual Campuses" established by the publishing company, had a value of $600,000. At December 31,

1997, this amount was capitalized as a prepaid license, the balance of which will be amortized over the term of the license agreement. The second, a one-year renewable license relating to "Campus Courseware" provided by the publishing company, had a value of $650,000 which was expensed in 1997.

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

In addition, accounts receivable from distributors has increased. In general, the contractual payment terms from distributors are between 60 and 90 days; however, the Company has experienced a longer payment cycle with some distributors which has resulted in an increase in their accounts. The Company introduced new product offerings in Latin America late in the second and third quarters of 1997. In order to assist with the introduction of these new products to the market, the Company has allowed certain distributors extended payment terms on their purchases of these new products which, in most instances, extend through June 1998.

For the years ended December 31, 1997 and 1996, net cash used in operating activities was approximately $3,162,000 and $3,009,000, respectively, due primarily to net losses from operations and financing of accounts receivable, inventory and prepaid expenses, offset by the amortization of capitalized software, depreciation and increases in accounts payable.

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

The Company anticipates that the net proceeds from the sale of the prepaid warrants and the issuance of the preferred and common stock units, together with cash flow from operations, existing cash balances, and periodic borrowings under the Company's bank lines of credit will be adequate to meet the Company's expected cash requirements through 1998.

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

         Statements of Stockholders' Equity for the years
           ended December 31, 1997 and 1996                      F-4

         Statements of Cash Flows for the years
           ended December 31, 1997 and 1996                      F-5

         Notes to the Financial Statements                    F-6 to F-22


ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


         None

                                    PART III


ITEM 9   DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Directors and Executive Officers are as follows:

    Name                            Age               Position

    Harry E. Hagerty, Jr. (2)       57      Chairman, Chief Executive Officer
    John F. McCarthy, III (1)(2)    52      Director, Secretary, Vice President
                                            and General Counsel
    Ronald W. Johnston              51      Director, President,
                                            Chief Operating Officer
    William E. Kimberly (1)(2)      64      Director
    Thomas W. Patterson (1)         38      Director
    David H. Biggs                  52      Director
    Mark A. Paiewonsky              35      Chief Financial & Accounting Officer
    Philippe J. Kuperman            54      Executive Vice President of
                                            Sales & Marketing


Biographical Information

Mr. Harry E. Hagerty, Jr., a director of Globalink since its inception, has been President of Hagerty & Associates, a company that invests in and consults with start-up and early-stage businesses since 1986 Mr. Hagerty participated in the initial funding of the Discovery Channel and was a founder of Digital Switch Corporation (now "DSC Communications, Inc."). He served on the Board of Directors of CCAIR, Inc. a regional airline based in Charlotte, NC., from 1987 to 1989. Mr. Hagerty currently serves on the Boards of Directors of Learning 2000 Corporation and Systems Impact.

Mr. John F. McCarthy, III, has been a director of Globalink since 1993 and Vice President and General Counsel since August 1995. From 1990 to 1993, Mr. McCarthy was Vice President and General Counsel for Computone Corporation, which was engaged in the development of computer peripheral products. From 1988 to 1990, he was the managing partner of the Washington, DC, offices of the law firm of Burnham, Connolly, Osterle and Henry.

Mr.  Ronald W.  Johnston  brings over 25 years of executive  experience  with an emphasis on operations, administration and finance to Globalink. He has first-hand knowledge of foreign and domestic markets and an extensive background in overseas business, due in part to 11 years in senior management positions at Whittaker Corporation. Mr. Johnston joined Globalink in April 1995 as Chief
Operating Officer. In October 1997 he was promoted to President and was appointed as a director. Beginning in 1993 Mr. Johnston became a Principal/General Partner in McCarthy, Johnston & Associates, a professional consulting firm. Mr. McCarthy is also a Principal/General Partner of this firm.

Mr. William E. Kimberly, a director of the Company since 1990, is Chairman of NAZTEC International Group, Inc. a McLean, VA based investment banking firm. Prior to this, Mr. Kimberly worked for Kimberly-Clark Corporation from 1959 to 1983, where he held various management positions including Marketing Director, CEO of a major subsidiary and Senior Vice President. Mr. Kimberly has held Board of Director positions at Pabst Brewing Co., Blue Cross and Blue Shield of Wisconsin and First National Bank of Neenah, Wisconsin. He is currently a director of several emerging companies.

Mr. Thomas W. Patterson was appointed as a director of Globalink in March 1997 and has over fifteen years of combined experience in information security and electronic commerce. He has advised the White House, U.S. Congress, NII Committee, Departments of Defense, Treasury, Energy and Commerce, and scores of large businesses and organizations around the world. From Fall 1993 to Spring 1995, Mr. Patterson was the Information Security Director for MicroElectronics and Computer Technology Corp. ("MCC") and the Chief Strategist for Electronic Commerce for IBM Corporation. Since that time, Mr. Patterson has served as Corporate Vice President for Cyberguard Corporation.

Mr. David H. Biggs was appointed as a director of Globalink in January 1998. From February 1968 to May 1997, Mr. Biggs was Vice President of Operations and Product Development at Bently Nevada Corporation where he managed operations for a number of domestic and international sites. He is the author of a book called Market Aimed Products. Since June 1997, Mr. Biggs has been a Vice President at
R. D. Garwood, Inc. Mr. Biggs is the designee of M.H. Meyerson & Co., Inc., ("Meyerson"), which has the right to designate a director of the Company pursuant to an Agency Agreement between the Company and Meyerson dated October 15, 1997.

Mr. Mark A. Paiewonsky joined the Company in May 1994. He has over 10 years of finance and accounting experience in the computer software industry. From 1992 to 1994, he was the Corporate Controller for Best Programs, Inc., a software development company offering solutions to the accounting, tax and human resources software markets. From 1986 to 1990, he was an Audit Senior in the Small Business Enterprise group at Arthur Andersen & Co., where he performed a variety of business and accounting functions on behalf of publicly and privately held companies in the manufacturing, distribution, retail and service industries.

Mr. Philippe J. Kuperman joined Globalink in August 1996 as Vice President, International. From January 1989 to June 1996, Mr. Kuperman was Sr. Vice President, Indirect Sales of SOFTWARE AG. In January 1997 he was appointed Executive Vice President of Sales & Marketing.

Directors hold their offices until the next annual meeting of the stockholders and thereafter until their successors have been duly elected and qualified. Executive officers are elected by the Board of Directors on an annual basis and serve at the discretion of the Board or pursuant to an employment agreement.

Except for the foregoing information, the information required by this item will be contained in the Company's Proxy Statement for its 1997 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and is incorporated herein by reference.


ITEM 10  EXECUTIVE COMPENSATION


The information required by this item will be contained in the Company's Proxy Statement for its 1998 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and is incorporated herein by reference.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT


The information required by this item will be contained in the Company's Proxy Statement for its 1998 Annual Stockholders' Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and is incorporated herein by reference.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1996, The Company loaned $95,000 to two officers. One officer was loaned $25,000 at an interest rate of 9 1/4 %, which was payable on demand and repaid during 1997. A second officer was loaned $70,000 at an interest rate of 8%, in two separate promissory notes. Both notes were payable on or before December 1, 1997, with interest.

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

On October 15, 1997, the Company entered into an Agency Agreement with M.H. Meyerson & Co., Inc. ("Meyerson"), pursuant to which Meyerson acted as the placement agent for an offering of 727,274 units, each consisting of one share of Common Stock and one warrant which entitled the holder to purchase one share of Common Stock at an exercise price of $1.75. Pursuant to the Agency Agreement, the Company granted Meyerson the right to appoint one director to the Company's board of directors and issued purchase options to Meyerson to purchase 72,727 additional units.

                                    PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

(A) Index of Exhibits as required by Item 601 of Regulations S-B.

    Exhibit Number    Description of Exhibit

       3.1 (a)        Articles of Incorporation                           (1)

       3.1 (b)        Certificate of Amendment of
                      Certificate of Incorporation                        (3)

       3.1 (c)        Certificate of Designations of Series
                      A-1 Convertible Preferred Stock                     (3)

       3.1 (d)        Certificate of Designations of Series
                      A-2 8% Convertible Redeemable
                      Preferred Stock                                     (3)

       3.1 (e)        Certificate of Designations of Series
                      A-3 Convertible Preferred Stock                     (4)

       3.2            Bylaws                                              (1)

       4.1 (a)        Common Stock Specimen                               (1)

       4.1 (b)        Form of Stock Option                                (2)

       4.1 (c)        Form of Warrant Purchase Agreement
                      between the Company and the Pangaea
                      Fund Limited dated October 2, 1996                  (3)

       4.1 (d)        Form of Unit Purchase Agreement
                      between the Company and J. Michael
                      Reisert, Inc. dated December 20, 1996               (3)

       4.1 (e)        Form of Subscription Agreement
                      between the Company and The Pangaea
                      Fund Limited dated March 27, 1997                   (4)

       4.1 (i)        Form of Warrants issued on October 20, 1997         (5)

       4.1 (j)        Form of Purchase Option issued to M.H. Meyerson
                      & Co., Inc., on October 20, 1997                    (5)

       10.3           Form of Agency Agreement with M.H. Meyerson & Co.,
                      Inc., dated October 15, 1997                        (5)

       10.4           Employee Stock Option Plan and form of Non-
                      Incentive Stock Option Agreement for options
                      granted under the plan                              (5)

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

         (5)    Filed herewith.


(B)      Reports on Form 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Fairfax, State of Virginia, on the 25th day of August, 1998.

                                               GLOBALINK, INC.


                                               By:  /s/ Ronald W. Johnston

                                                    ----------------------
                                                        Ronald W. Johnston
                                                        President

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