Form 10QSB/A
period 1998-06-30
GLOBALINK INC
filed 1998-08-25
CIK 899679

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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


Item 1.  Financial Statements
                                               GLOBALINK, INC.
                                               BALANCE SHEETS

                                                                                    June 30,           December 31,
                                                                                      1998                 1997
                                                                               ------------------   ------------------
ASSETS                                                                            (Unaudited)           (Audited)
  Current Assets:
                     Cash and cash equivalents                                 $       1,795,040    $       1,068,241
                     Marketable securities                                                     0                    0
                     Accounts receivable, net of allowances of
                          $2,879,887 and $2,693,826                                   10,072,376           11,200,143
                     Inventories                                                         736,769              760,659
                     Prepaid expenses and deposits                                       690,438              791,415
                     Other receivables                                                    43,506               37,134
                                                                               ------------------   ------------------

                        Total Current Assets                                          13,338,129           13,857,592

  Long-Term Receivable                                                                 1,672,479              327,750

  Deferred Financing Costs                                                               495,312                    0

  Equipment and Furniture, net of accumulated
        depreciation of $1,372,379 and $1,144,766                                        507,613              587,783

  Capitalized Software, net of accumulated
        amortization of $5,546,609 and $5,299,793                                        707,989              641,821
                                                                               ------------------   ------------------

                        Total Assets                                           $      16,721,522    $      15,414,946
                                                                               ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
                     Accounts payable - trade                                  $       2,972,126    $       2,410,886
                     Accrued and other liabilities                                     1,163,140              832,847
                     Current portion of notes payable                                  1,114,356            1,484,356
                                                                               ------------------   ------------------

                        Total Current Liabilities                                      5,249,622            4,728,089

   Long-Term Notes Payable                                                             2,087,877               92,000

   Deferred Rent                                                                          31,696               42,015

   Stockholders' Equity:
                     Preferred stock, $.01 par value, 250,000 shares
                           authorized, 23,342 and 26,771 shares
                           issued and outstanding                                        645,864              755,354
                     Common stock, $.01 par value, 20,000,000 shares
                           authorized, 9,315,460 and 9,160,236 shares
                           issued and outstanding                                         93,155               91,602
                     Additional paid-in capital - common stock                        22,822,454           22,143,154
                     Dividends payable                                                    29,982               72,573
                     Accumulated deficit                                             (14,239,128)         (12,509,841)
                                                                               ------------------   ------------------

                        Total Stockholders' Equity                                     9,352,327           10,552,842
                                                                               ------------------   ------------------

                        Total Liabilities and Stockholders' Equity             $      16,721,522    $      15,414,946
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

                                       3


                                               GLOBALINK, INC.
                                          STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      1998                 1997
                                                                               ------------------   ------------------
                                                                                  (Unaudited)          (Unaudited)
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
  Net loss                                                                     $      (1,729,287)   $        (199,844)
                                                                               ------------------   ------------------
  Adjustments to reconcile net loss to net cash
    used in operating activities
              Amortization of capitalized software                                       246,816              358,007
              Depreciation                                                               227,613              209,901
              Change in Assets and Liabilities
                   Decrease (increase) in accounts receivable                          1,127,767           (2,083,023)
                   Decrease in inventories                                                23,890              110,643
                   Decrease (increase) in prepaid expenses and deposits                  100,977             (273,881)
                   Increase in other receivables                                      (1,351,101)            (237,006)
                   Increase in deferred financing costs                                 (495,312)                   0
                   Increase in accounts payable                                          561,240              398,187
                   Increase in accrued and other liabilities                             330,293                5,902
                   Decrease in deferred rent                                             (10,319)             (11,774)
                                                                               ------------------   ------------------

                             Total Adjustments                                           761,864           (1,523,044)
                                                                               ------------------   ------------------

                             Net cash used in operating activities                      (967,423)          (1,722,888)
                                                                               ------------------   ------------------

Cash flows from investing activities
  Decrease in marketable securities                                                            0             (993,120)
  Increase in capitalized software                                                      (312,984)            (233,572)
  Capital expenditures for equipment and furniture                                      (147,443)             (65,254)
                                                                               ------------------   ------------------

                             Net cash used in investing activities                      (460,427)          (1,291,946)
                                                                               ------------------   ------------------

Cash flows from financing activities
  Issuance of preferred stock                                                                  0            2,381,776
  Issuance of common stock and warrants                                                  528,772                8,198
  Preferred stock dividends                                                                    0                    0
  Issuance (repayment) of debt                                                         1,625,877             (257,500)
                                                                               ------------------   ------------------

                             Net cash provided by financing activities                 2,154,649            2,132,474
                                                                               ------------------   ------------------

                             Net increase (decrease) in cash and cash equivalents        726,799             (882,360)

Cash and cash equivalents at beginning of period                                       1,068,241            1,606,088
                                                                               ------------------   ------------------

Cash and cash equivalents at end of period                                     $       1,795,040    $         723,728
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

3.       Prepaid Expenses and Deposits

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

4.       Long-Term Receivables

Included in long-term receivables is $1,547,000 due from a customer which is currently in litigation in France. The case will be heard in September 1998 and management believes it is probable that the balance of this receivable will be fully collected. The Company has reclassified this amount as a long-term receivable in the event that it is not collected within one year.

5.       Deferred Financing Costs

Deferred  financing  costs consist of expenses  associated  with the issuance of
convertible   debentures  which  are  being  amortized  over  the  term  of  the debentures.

6.       Equipment and Furniture

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

7.       Capitalized Software

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

9.       Earnings Per Common Share

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

NOTE F - Long-Term Notes Payable

In June 1998, the Company's Board of Directors approved the issuance of 10% Convertible Debenture units. The Company sold 22 units for a total of $2,200,000. Each unit consists of a $100,000 principal amount 10% Convertible Debenture and 23,000 common stock purchase warrants, each of which entitles the holder to purchase 23,000 shares of common stock of the Company at an exercise price of $2.50 per share for a period of five years. The holders of the debentures have the right to convert all or part of the principal amount of each debenture into shares of common stock at a price, subject to adjustment, equal to $2.00 per share. On June 10, 2003, any outstanding debentures will automatically convert into shares of common stock. Interest on each debenture shall accrue at a rate of 10% per annum and is payable in cash annually. As part of the agreement, the Company also issued five year warrants to purchase 220,000 shares of Common Stock at an exercise price of $2.20, subject to adjustment, to
M. H. Meyerson & Co., Inc., which served as the placement agent.

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

The Company has experienced certain payment delays from some of its OEM customers due to various factors, such as, local banking regulations in Brazil and tax withholding requirements in other countries. The Company has also filed suit against one customer in France, which represents approximately $1,547,000 of overdue OEM receivables. The case will be heard in September 1998 and management believes it is probable that the balance of this receivable will be fully collected. The Company has reclassified this amount as a long-term receivable in the event that it is not collected within one year. The Brazilian economy has experienced significant shifts and currency fluctuations during the last several years. With the introduction of the Portuguese version of Power Translator Pro 6.2 in March 1997, the Company experienced significant revenue generation in the Brazilian market. Accounts receivable at June 30, 1998, included approximately $3,119,000 due from Brazilian partners. While the Company has experienced some delays in scheduled payments from such partners, it is management's belief that payments will be made in full over the next several months. Management of the Company works closely with its partners on a continuous basis in order to insure timely collection of amounts owed to the Company. If the Brazilian economy were to worsen significantly, timeliness of cash receipts from these partners could be jeopardized and thus adversely impact the Company's overall working capital position.

The Company has a $1,000,000 revolving line of credit and a $750,000 equipment line of credit with First Union National Bank. Previously, the Company had secured a $3,000,000 demand loan from First Union National Bank, which was converted into a $1,500,000 revolving line of credit at March 31, 1998, and then into a $1,000,000 revolving line of credit at June 30, 1998. As of June 30, 1998, the Company had $1,000,000 outstanding under the revolving line of credit, which is being used to finance accounts receivable and other working capital needs. In addition, the Company had $165,000 outstanding under the equipment line of credit, which was used to finance furniture and equipment purchases.

Other than as discussed above, the Company is not aware of any known trends, or uncertainties, that have had or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

PART II.          OTHER INFORMATION

Item 2.           Changes in Securities

In June 1998, the Company issued 22 units of Convertible Debentures for a total of $2,200,000. Each unit consists of a $100,000 principal amount 10% Convertible Debenture and 23,000 common stock purchase warrants, each of which entitles the holder to purchase 23,000 shares of common stock of the Company at an exercise price of $2.50 per share for a period of five years. The holders of the debentures have the right to convert all or part of the principal amount of each debenture into shares of common stock at a price, subject to adjustment, equal to $2.00 per share. On June 10, 2003, any outstanding debentures will automatically convert into shares of common stock. Interest on each debenture shall accrue at a rate of 10% per annum and is payable in cash annually. As part of the agreement, the Company also issued five year warrants to purchase 220,000 shares of Common Stock at an exercise price of $2.20, subject to adjustment, to
M. H. Meyerson & Co., Inc., which served as the placement agent.

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

Item 6.           Exhibits and Reports on Form 8-K

         a.       Exhibits

                  27        Financial Data Schedule (6/30/98)

         b.       Reports on Form 8-K

                  The Company filed a report in order to disclose the sale of 22 units of $100,000 principal amount 10% Convertible Debentures and 23,000 warrants on Form 8-K on June 25, 1998.

                                   SIGNATURES





         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GLOBALINK, INC.
                                         (Registrant)




Date:  August 25, 1998                   By:/s/Mark A. Paiewonsky
                                            ---------------------
                                            Mark A. Paiewonsky
                                            Chief Financial & Accounting Officer